Form 10-K
period 2024-12-31
Summit Midstream Corp
filed 2025-03-11
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐    Yes      ☒    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐    Yes      ☒    No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    Yes      ☐    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒    Yes     ☐     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐    Yes      ☒    No
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was $378,667,239.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	As of March 10, 2025
Common Stock, par value $0.01 per share	12,120,835
Class B Common Stock, par value $0.01 per share	6,524,467
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officers and employees during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors included in this Annual Report on Form 10-K (this “Annual Report”).
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:
•our ability to achieve the strategic and other objectives relating to the Tall Oak Acquisition;
•the risk that we are unable to integrate Tall Oak’s operations in a successful manner and in the expected time period;
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

Risk Factors Summary
This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.
Our business is subject to the following principal risks and uncertainties:
Risks Related to Our Operations
•We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay dividends to holders of our Series A Preferred Stock and common stock.
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
•Because of the natural decline in production from our customers' existing wells, our success depends in part on our customers replacing declining production and also on our ability to maintain levels of throughput on our systems. Any decrease in the volumes that we gather and process could materially adversely affect our business and operating results.
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
•We have had and continue to have discussions with unaffiliated third parties with respect to potential strategic transactions.
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
Regulatory and Environmental Policy Risks
•We settled a matter that was previously under investigation by federal and state regulatory agencies regarding a pipeline rupture and release of produced water by one of our subsidiaries. The resulting compliance requirements of the settlement may impact our results of operations or cash flows.
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
Risks Related to Tax
•The Company is a holding company, and its principal asset is our ownership of Partnership Common Units. Accordingly, we are dependent upon distributions from SMLP to pay dividends, if any, and to pay taxes and other expenses.
•The Tall Oak Acquisition and subsequent changes in stock ownership of the Company (including upon the redemption or exchange of the shares of Class B Common Stock and associated Partnership Common Units for common stock) may trigger a limitation on the utilization of net operating loss carryforwards of the Company.
•If SMLP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and SMLP might be subject to potentially significant tax inefficiencies.

ORGANIZATIONAL CHART
The following chart provides a summarized view of our legal entity structure as of December 31, 2024:

Class A Common Shares
Series A Preferred Shares
Shareholders
Summit Midstream Corporation (NYSE: SMC)
Tailwater Entities (3)(4)
7,471,008 Class B Common Shares of Summit Midstream Corporation
7,471,008 common units of Summit Midstream Partners, LP
Summit Midstream Partners, LP (4)
2029 Secured Notes
Summit Midstream Holdings, LLC
ABL Facility
Gas driven segments
Oil driven segments
Piceance
Rockies
Mid-Con
Permian Basin
Summit Permian (2) Transmission Holdco, LLC
Subsidiary Series A Preferred Units
Summit Permian (2) Transmission, LLC
Permian Transmission Credit Facility
Double E Pipeline (1) (2)
(70% ownership)

(1) The Company accounts for its ownership interest in Double E Pipeline as an equity method investment.
(2) Unrestricted subsidiaries
(3) Tailwater Entities include Tailwater Energy Fund III, LP and Tall Oak Midstream Investments, LLC
(4) At December 31, 2024, Summit Midstream Partners, LP was owned ~59% by Summit Midstream Corporation and ~41% by the Tailwater Entities

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2022 DJ Acquisitions
the acquisition of Outrigger DJ Midstream LLC from Outrigger Energy II LLC, and each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC from Sterling Investment Holdings LLC

2023 Exchange Transactions	the exchange of new 2026 Unsecured Notes for outstanding 2025 Senior Notes and cash in November 2023 and the subsequent repurchases of outstanding 2025 Senior Notes
2024 ECF Offer
the cash tender offer by Summit Holdings and Finance Corp. to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes, pursuant to which
$13.6 million aggregate principal amount of the 2026 Secured Notes was tendered and validly accepted, which settled on April 26, 2024

2025 Senior Notes	Summit Holdings’ and Finance Corp.’s 5.75% senior unsecured notes due April 2025, which were fully repaid on August 16, 2024
2026 Secured Notes	Summit Holdings’ and Finance Corp.’s 8.500% senior secured second lien notes due October 2026, which were fully repaid on October 15, 2024
2026 Unsecured Notes	Summit Holdings’ and Finance Corp.’s 12.00% senior unsecured notes due October 2026, which were fully repaid on June 24, 2024
2026 Secured Notes Asset Sale Offer
the cash tender offer by Summit Holdings and Finance Corp. to purchase up to
$215.0 million aggregate principal amount of the outstanding 2026 Secured Notes, pursuant to which $6.0 million aggregate principal amount of the 2026 Secured Notes was tendered and validly accepted, which settled on June 6, 2024

2026 Secured Notes Tender Offer
the cash tender offer by Summit Holdings and Finance Corp. to purchase any and all of the outstanding 2026 Secured Notes, pursuant to which $649.8 million aggregate principal amount of the 2026 Secured Notes was tendered and validly accepted, which settled on July
26, 2024

2026 Unsecured Notes Redemption	the redemption by Summit Holdings and Finance Corp. of all $209.5 million aggregate principal amount of the 2026 Unsecured Notes, which settled on June 24, 2024
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
A&R Partnership Agreement	the Sixth Amended and Restated Agreement of Limited Partnership of SMLP, by and among the Company, the General Partner, and Tall Oak Parent, dated as of December 2, 2024
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

Amended and Restated ABL Facility	the asset-based lending credit facility governed by the Amended and Restated ABL Agreement
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	the audit committee of the Board of Directors
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcf/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

BLM	Bureau of Land Management
Board of Directors	the board of directors of Summit Midstream Corporation
CAA	Clean Air Act
CEA	Commodity Exchange Act
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
Class B Common Stock	Class B common stock of the Company, par value $0.01 per share
common stock	common stock of the Company, par value $0.01 per share
Compensation Committee	the compensation committee of the Board of Directors
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions

Corporate Reorganization
the August 1, 2024 consummation of a transaction that resulted in SMLP becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation (taxed as a C-corporation)

Corps	U.S. Army Corps of Engineers
CWA	Clean Water Act
DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOI	U.S. Department of the Interior
DOJ	U.S. Department of Justice
DOT	U.S. Department of Transportation
Double E	Double E Pipeline, LLC
Double E Pipeline
a 135 mile, 1.5 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Dth/d	one million British Thermal Units per day
EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
Epping Pipeline	an interstate crude oil pipeline in North Dakota, owned and operated by Epping
EPS	earnings or loss per share
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
GAAP	accounting principles generally accepted in the United States of America
GDPR	European Union General Data Protection Regulation

General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
Grand River	Grand River Gathering, LLC
hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
Initial 2029 Secured Notes	the $575,000,000 in aggregate principal amount of 2029 Secured Notes issued on July 26, 2024
Intercreditor Agreement
Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein as reaffirmed and modified by the Notice of Reaffirmation

IRA	Inflation Reduction Act
IRS	Internal Revenue Service
IT	information technology
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
MAOP	Maximum Allowable Operating Pressure
Mbbl/d	one thousand barrels per day
MDTQ	maximum daily transportation quantity
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
MMcfe/d	the equivalent of one million cubic feet per day; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Mountaineer Midstream	Mountaineer Midstream Company, LLC
Mountaineer Transaction	the sale of the Mountaineer Midstream system to Antero Midstream LLC for a cash sale price of $70 million, subject to customary post-closing adjustments
MVC	minimum volume commitment

NAAQS	national ambient air quality standard
NEPA	National Environmental Policy Act
NDIC	North Dakota Industrial Commission
NGA	Natural Gas Act
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
Notice of Reaffirmation
Notice and Reaffirmation of Intercreditor Agreement, dated as of July 26, 2024, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative and collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein

NYSE	New York Stock Exchange
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
OPA	Oil Pollution Control Act
OT	operational technology
Partnership Common Units	common units representing limited partner interests of SMLP
PHMSA	Pipeline and Hazardous Materials Safety Administration
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Holdco	Summit Permian Transmission Holdco, LLC
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

Permian Transmission Credit Facilities	the credit facilities governed by the Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto

Polar and Divide	the Polar and Divide system; collectively Polar Midstream and Epping
Polar Midstream	Polar Midstream, LLC
ppb	parts per billion
produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
segment adjusted EBITDA
total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) stock-based and noncash compensation, (vii) impairments and (viii) other noncash expenses or losses, less other noncash income or gains

Series A Certificate of Designation	the Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of the Company
Series A Preferred Stock	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock issued by the Company
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by SMLP
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMC LTIP	Summit Midstream Corporation 2024 Long-Term Incentive Plan
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP 2022 Long-Term Incentive Plan
SOFR	Secured Overnight Financing Rate
SPCC	Spill Prevention Control and Countermeasure
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC

Summit Utica	Summit Midstream Utica, LLC
Tall Oak	Tall Oak Midstream Operating, LLC
Tall Oak Acquisition	the consummation of the transaction contemplated by the Tall Oak Business Contribution Agreement
Tall Oak Business Contribution Agreement
the Business Contribution Agreement, dated as of October 1, 2024, by and among the Company, SMLP, and Tall Oak Parent, pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak to SMLP in exchange for total consideration equal to $425.0 million

Tall Oak Parent	Tall Oak Midstream Holdings, LLC
Tcfe	the equivalent of one trillion cubic feet
the Company	Summit Midstream Corporation and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant or other facility during a particular period; also referred to as volume throughput
unconventional resource basin	a basin where natural gas or crude oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, for instance, natural gas produced from shale formations and coalbeds; also referred to as an unconventional resource play

Utica Sale	the sale of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments
VOC	volatile organic compound(s)
wellhead	the equipment at the surface of a well, used to control the well’s pressure; also, the point at which the hydrocarbons and water exit the ground

PART I
ITEM 1. BUSINESS
Summit Midstream Corporation, a Delaware corporation (including its subsidiaries, collectively, “we”, “our”, “us”, “SMC”, or “the Company”), is a value-driven company focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. The Company’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its subsidiary holding company, Summit Holdings.
The Company was incorporated under the laws of the State of Delaware on May 14, 2024 for the purpose of effecting the Corporate Reorganization of Summit Midstream Partners, LP, a Delaware master limited partnership, in which the Company was incorporated to serve as the new parent holding company of SMLP. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “SMC.” SMLP was formed in May 2012, and prior to August 1, 2024, SMLP’s common units were listed on NYSE under the ticker symbol “SMLP.”
The Company’s executive offices are located at 910 Louisiana Street, Suite 4200, Houston, Texas 77002, and can be reached by phone at 832-413-4770. The Company also maintains regional field offices in close proximity to its areas of operation to support the operation and development of the Company’s midstream assets.
Our Business Strategies
We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in production basins, including the Williston Basin, DJ Basin, Barnett Shale, Piceance Basin, Permian Basin and, following the Tall Oak Acquisition, the Arkoma Basin. Our primary business objective is to maximize cash flow and provide cash flow stability for its stakeholders while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:
•Capital structure optimization. We seek to maximize stakeholder value. Our capital structure currently consists of common equity (including the Company’s common stock and Class B Common Stock and associated Partnership Common Units of SMLP), preferred equity, and indebtedness that is comprised of debt securities and borrowings under our revolving credit facilities, a portion of which is secured by substantially all of our assets. We intend to optimize our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic capital markets transactions, asset acquisitions (such as the Tall Oak Acquisition), or asset divestitures (such as the Utica Sale or the Mountaineer Transaction) with the objective of increasing long-term stakeholder value.
•Portfolio management. We seek to maximize stakeholder value by strategically managing our portfolio of midstream assets and allocating capital based on appropriate risk-informed cash flow assumptions. This may include value enhancing acquisitions (such as the Tall Oak Acquisition) or opportunistic divestitures (such as the Utica Sale or the Mountaineer Transaction), re-allocation of capital to new or existing areas, and development of joint ventures (such as Double E) involving our existing midstream assets or new investment opportunities.
•Maintaining focus on fee-based revenue with minimal direct commodity price exposure. We intend to maintain our focus on providing midstream services under primarily long-term and fee-based contracts. We believe that our focus on fee-based revenues with minimal direct commodity price exposure is essential to maintaining stable cash flows.
•Maintaining strong producer relationships to maximize utilization of all of our midstream assets. We have cultivated strong producer relationships by focusing on customer service and reliable project execution and by operating our assets safely and reliably over time. We believe that our strong producer relationships will create future opportunities to expand our midstream services reach and optimize the utilization of our midstream assets for our customers.
•Continuing to prioritize safe and reliable operations. We believe that providing safe, reliable and efficient operations is a key component of our business strategy. We place a strong emphasis on employee training, operational procedures and enterprise technology, and we intend to continue promoting a high standard with respect to the efficiency of our operations and the safety of all of our constituents.
Recent Developments and Highlights
The following is a brief listing of significant developments and highlights for the year ended December 31, 2024. Additional information regarding these items may be found elsewhere in this Annual Report.

•Strategic review. Subsequent to the October 2023 announcement of our strategic review, we executed the following transactions in order to maximize shareholder value:
•Summit Utica Sale. On March 22, 2024, we completed the Utica Sale for a cash sale price of $625.0 million, subject to customary post-closing adjustments. Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC (together with OGC, Ohio Gathering) and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
•Mountaineer Transaction. On May 1, 2024, we completed the Mountaineer Transaction for a cash sale price of $70.0 million, subject to customary post-closing adjustments. Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, we sold related compression assets located in the Marcellus Shale to a compression service provider for approximately $5 million in April 2024.
•Debt Reduction and Maturity Optimization. Over the course of 2024, the Company optimized its indebtedness by reducing debt, lowering its borrowing cost, and extending its debt maturities. These optimization transactions included the following:
•2026 Secured Notes Excess Cash Flow Offer. On March 27, 2024, Summit Holdings and Finance Corp. commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The 2024 ECF Offer expired on April 24, 2024 with $13.6 million aggregate principal amount of the 2026 Secured Notes tendered and validly accepted and $5.7 million of declined proceeds.
•2026 Secured Notes Asset Sale Offer. On May 7, 2024, Summit Holdings and Finance Corp. commenced a cash tender offer to purchase up to $215.0 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The 2026 Secured Notes Asset Sale Offer expired on June 5, 2024 with $6.9 million aggregate principal amount of the 2026 Secured Notes tendered and validly accepted and $208.1 million of declined proceeds.
•2026 Unsecured Notes Redemption. On June 7, 2024, Summit Holdings and Finance Corp. delivered a redemption notice with respect to all $209.5 million aggregate principal amount of the 2026 Unsecured Notes. The 2026 Unsecured Notes Redemption was funded with declined proceeds from the 2024 ECF Offer and the 2026 Secured Notes Asset Sale Offer and proceeds from the Mountaineer Transaction and the Utica Sale and settled on June 24, 2024.
•Issuance of 2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of the 2029 Secured Notes.
•2026 Secured Notes Tender Offer and Redemption. On July 26, 2024, concurrently with closing the offering of the Initial 2029 Secured Notes, Summit Holdings and Finance Corp. consummated a cash tender offer to purchase any and all of the outstanding 2026 Secured Notes. Summit Holdings and Finance Corp. accepted for payment and made payment for $649.8 million aggregate principal amount of the 2026 Secured Notes validly tendered in the 2026 Secured Notes Tender Offer. On July 26, 2024, concurrently with consummation of the 2026 Secured Notes Tender Offer, Summit Holdings and Finance Corp. delivered a notice of redemption to holders of 2026 Secured Notes for the redemption of all $114.7 million aggregate principal amount of 2026 Secured Notes not purchased in the 2026 Secured Notes Tender Offer, at a price equal to 102.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On July 26, 2024, concurrently with delivery of a notice of redemption, Summit Holdings and Finance Corp. irrevocably deposited $121.2 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal, interest, and premium, with the trustee to satisfy and discharge the 2026 Secured Notes until redeemed on October 15, 2024 with the funds deposited with the trustee. On October 15, 2024, the 2026 Secured Notes were fully repaid.
•2025 Senior Notes Redemption. On July 17, 2024, Summit Holdings and Finance Corp. delivered a conditional notice of redemption to holders of 2025 Senior Notes for the redemption of all $49.8 million aggregate principal amount of outstanding 2025 Senior Notes, at a price equal to 100.000%

of the principal amount thereof, plus accrued and unpaid interest to the redemption date, conditioned on closing of the offering of the Initial 2029 Secured Notes. On July 26, 2024, concurrently with closing of the offering of the Initial 2029 Secured Notes, Summit Holdings and Finance Corp. irrevocably deposited $50.6 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal and interest, with the trustee to satisfy and discharge the 2025 Senior Notes until redeemed with the funds deposited with the trustee. On August 16, 2024, the 2025 Senior Notes were fully repaid.
•Corporate Reorganization. On August 1, 2024, following unitholder approval at SMLP’s Special Meeting of Unitholders on July 18, 2024, SMLP consummated a previously announced transaction that resulted in SMLP becoming a wholly owned subsidiary of the Company. Upon the consummation of the Corporate Reorganization, each outstanding common unit of SMLP was converted into the right to receive 1.000 shares of common stock of the Company and each outstanding Series A Preferred Unit was converted into the right to receive 1.000 shares of Series A Preferred Stock of the Company, with the liquidation preference of each share of Series A Preferred Stock initially equal to $1,000 and the Series A Certificate of Designation deeming all accumulated and unpaid distributions on the Series A Preferred Units to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, which constituted all consideration to be paid in respect to such Series A Preferred Units, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged.
The Corporate Reorganization was accounted for as a common-control transaction between SMLP and the Company as a result of SMLP’s unitholders controlling both SMLP and the Company before and after the Corporate Reorganization. In the case of this common-control transaction, the historical financial statements of SMLP became the historical financial statements of the Company, except for certain changes that conform SMLP’s historical financial statements to a corporate entity. These changes include, but are not limited to, the reclassification of SMLP’s capital accounts to shareholders’ equity accounts and an update of certain limited partner terms to synonymous corporate entity terms. The Corporate Reorganization had no impact to historical revenues, expenses, assets, liabilities, or cash flows.
•Tall Oak Acquisition. On December 2, 2024, the Company completed the transaction contemplated in the Tall Oak Business Contribution Agreement, pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak to SMLP in exchange for total consideration equal to $425.0 million. Total consideration consisted of (i) a $155.0 million cash payment, (ii) cash earn-out payments of up to $25.0 million subject to Tall Oak and its customers meeting certain development requirements and (iii) the issuance of 7,471,008 shares of Class B Common Stock of the Company and 7,471,008 Partnership Common Units of SMLP (causing SMLP to be treated as a partnership for U.S. federal income tax purposes), that are exchangeable into an equivalent quantity of the Company’s common stock on a 1:1 exchange ratio. Upon completion of the Tall Oak Acquisition, the Company and Tall Oak Parent jointly owned SMLP, each with economic and voting rights, and Tall Oak Parent owned exchangeable non-economic Class B Common Stock with Company voting rights (the “Up-C Structure”).

Our Midstream Assets
Our midstream assets primarily gather natural gas produced from pad sites, wells and central receipt points connected to our systems. Gathered natural gas volumes are then compressed, dehydrated, treated and/or processed for delivery to downstream pipelines serving end users. We also contract with producers to gather crude oil and produced water from wells connected to our systems for delivery to downstream pipelines and to third-party rail terminals in the case of crude oil and to third-party disposal wells in the case of produced water. We generally refer to most of the services our systems provide as gathering services. We also provide natural gas transmission services via Double E, a long-haul natural gas pipeline in which we indirectly own a 70% equity interest and serve as the pipeline’s operator. Double E provides natural gas transportation services from multiple receipt points in the Permian Basin to various delivery points in and around the Waha hub in Texas.
Reportable Segments. As of December 31, 2024, our reportable segments are below along with management’s categorization of the primary commodity driving customer drilling and completion decisions for each segment:
Oil price driven. Our cash flows in the Rockies and Permian segments are primarily influenced by the prevailing price of crude oil because the drilling and completion decisions by our customers in these segments are based on well economics most heavily tied to crude oil prices. Our customers’ decisions to drill and complete wells in these segments therefore result in higher volume throughput and cash flows for our midstream assets in which we collect fixed fees for gathering or processing hydrocarbons, gathering produced water, or transporting residue natural gas.
•Rockies – Includes our midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes our equity method investment in Double E.
Natural gas price driven. Our cash flows in the Piceance and Mid-Con segments are primarily influenced by the prevailing price of natural gas because the drilling, completion and recompletion decisions by our customers in these segments are based on well economics most heavily tied to natural gas and NGL prices. Our customers’ decisions to drill, complete or recomplete wells in these segments therefore result in higher throughput and cash flows for those segments in which we collect fixed fees for gathering natural gas.
•Piceance – Includes our midstream assets located in the Piceance Basin.
•Mid-Con – Includes our midstream assets located in the Barnett Shale and, following the Tall Oak Acquisition, the Arkoma Basin.
Industry Overview and Commercial Arrangements
We compete with other midstream companies, producers and intrastate and interstate pipelines. Competition for volumes is primarily based on reputation, commercial terms, acreage dedications, service levels, access to end-use markets, geographic proximity of existing assets to a producer’s acreage and available gathering and processing capacity. We may also face competition to gather production outside of our AMIs and attract producer volumes to our gathering systems.
We earn revenue by providing gathering, compression, treating and/or processing services pursuant to primarily long-term and fee-based gathering and processing agreements with some of the largest and most active producers in North America. Through our equity method investment in the Double E Pipeline, we earn revenue by providing high pressure transportation services, as both firm and interruptible service, for residue natural gas in the Permian Basin. The fee-based nature of these agreements enhances the stability of our cash flows by limiting our direct commodity price exposure.
The significant features of our transportation and gathering and processing agreements, and the gathering and transportation systems to which they relate, are discussed in more detail below. For additional operating and financial performance information, on a consolidated basis and by reportable segment, see the “Results of Operations” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Areas of Mutual Interest. The vast majority of our gathering and processing agreements contain AMIs, some of which extend through 2039. The AMIs generally require that any production by our customers within the AMIs will be gathered and/or processed by our assets. In general, our customers have not leased acreage that cover our entire AMIs but, to the extent that they have leased acreage within our AMI, or lease additional acreage within our AMIs, any production from wells within that AMI will be dedicated to our systems.
Under certain of our gathering agreements, we have agreed to construct pipeline laterals to connect our gathering systems to producer pad sites located within the AMI. However, in certain circumstances we may choose not to pursue a pad connection opportunity presented by a customer if we believe that the investment would not meet our internal return expectations. Under this scenario, the customer may, in certain circumstances, construct the gathering infrastructure itself and sell it to us at a price equal to their cost plus an applicable profit margin, or, in some cases, we may release the relevant acreage dedication from the AMI.

Our AMIs cover approximately 5.8 million surface acres in the aggregate.
Minimum Volume Commitments. Certain of our gathering and/or processing agreements contain MVCs which, like AMIs, benefit from the development and ongoing operation of a gathering system because they provide a minimum contracted monthly or annual revenue stream. Some of our MVCs, including those of affiliates, extend through 2031. To the extent a customer does not meet its contractual MVC, it is obligated to make an MVC shortfall payment to us to cover the shortfall of required volume throughput not shipped or processed, either on a monthly or annual basis. We have designed our MVC provisions to ensure that we will generate a minimum amount of revenue from each customer over the life of the associated gathering and/or processing agreement, by either collecting gathering or processing fees on actual throughput or from cash payments to cover any MVC shortfall.
As of December 31, 2024, we had remaining MVCs totaling 0.1 Tcfe, our MVCs had a weighted-average remaining life of 2.4 years, and these MVC’s average approximately 90 MMcfe/d through 2028.
For additional information on our MVCs, see Note 4 – Revenue and Note 8 – Deferred Revenue to the consolidated financial statements.
Throughput and Commodity Price Exposure. Our financial results are primarily driven by volume throughput across our gathering systems and by expense management. During 2024, aggregate natural gas volume throughput averaged 862 MMcf/d and crude oil and produced water volume throughput averaged 72 Mbbl/d. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure, which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk or volatility. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con customers, (iii) the sale of condensate we retain from our gathering services in the Rockies, Mid-Con and Piceance segments and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. During the year ended December 31, 2024, these additional activities accounted for approximately 45% of total revenues.
Equity Method Investment – Double E. We have an equity method investment in Double E, a 1.5 Bcf/d FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. We are the operator of the joint venture and have made all required capital contributions to Double E. As of December 31, 2024, the Company owns a 70% interest in Double E. A subsidiary of ExxonMobil Corporation is our joint venture partner.
Equity Method Investment – Ohio Gathering. Up until March 22, 2024, we owned an equity method investment in Ohio Gathering, which was comprised of a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. On March 22, 2024, we completed the disposition of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments. Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC (together with OGC, Ohio Gathering) and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.

Overview of our Segments
The following provides an overview of our reportable segments as of December 31, 2024.
Rockies.
The following table provides operating information regarding our Rockies reportable segment as of December 31, 2024.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2029 (MMcf/d)	Remaining MVCs (Bcfe)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Rockies - Williston	225	n/a	n/a	n/a	4.4	n/a
Rockies - DJ (1)	50	220	7	14	7.1	3.6
______________________________________________
(1)Capacity of 220 MMcf/d represents nameplate processing capacity. Operational capacity is estimated at approximately 180 MMcf/d. Weighted average remaining life excludes interruptible off-load contracts.
AMIs for the Rockies reportable segment total approximately 2.5 million surface acres in the aggregate.
Our Rockies reportable segment is comprised of our Polar and Divide system and the Niobrara G&P system.
Polar and Divide system. The Polar and Divide system, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates and is currently developing crude oil and produced water gathering systems and transmission pipelines serving multiple customers that are targeting crude oil production from the Bakken and Three Forks shale formations. The Polar and Divide system is underpinned by long-term, fee-based gathering agreements, which include acreage dedications. Chord Energy Corporation, Kraken Resources and Zavanna LLC are the key customers of the Polar and Divide system. Crude oil that is gathered by the Polar and Divide system is delivered to interconnects with (i) the Dakota Access Pipeline, (ii) the COLT Hub rail facility and (iii) Enbridge Inc’s North Dakota Pipeline System. Produced water is delivered to third-party or producer owned disposal facilities.
Niobrara G&P system. The Niobrara G&P system is located in rural Weld, Morgan and Logan Counties, and in Cheyenne County of Nebraska. Weld County is the largest crude oil and natural gas producing county in Colorado. Gathering and processing services on the Niobrara G&P system are provided pursuant to long-term, fee-based and percentage of proceeds agreements with producers that are primarily targeting crude oil production from the Niobrara and Codell shale formations. Bison Oil and Gas IV, Chevron Corporation, Civitas Resources, Inc., a large U.S. independent crude oil and natural gas company, and Verdad Resources are the key customers of the Niobrara G&P system and have underpinned our volume throughput with acreage dedications and MVCs.
The Niobrara G&P system operates a low-pressure associated natural gas gathering system, and natural gas processing plants with processing capacity of up to 220 MMcf/d.
Residue gas can be delivered to the Cheyenne Plains, Colorado Interstate Gas, Tallgrass Interstate Gas Transmission, Trailblazer Pipeline and Southern Star and processed NGLs are delivered to the Overland Pass Pipeline and the P66 NGL System.
Additionally, the system has discrete freshwater infrastructure that consists of 19 water wells and other infrastructure to provide its customers with up to approximately 55,000 barrels per day of fresh water for well completion activities. The crude gathering system includes approximately 30 miles of gathering pipeline with delivery into the Pony Express pipeline.

Permian.
The following table provides operating information regarding our Permian reportable segment as of December 31, 2024.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2029 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Double E (1)	1,500	1,106	3,012	7.4	7.6
______________________________________________
(1) Presented on a gross basis. Existing MVC’s contractually increase to 1.0 Bcf/d beginning in November 2024. As of December 31, 2024, we owned a 70% interest in Double E.
Double E. Double E is a 135 mile FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. Double E is underpinned by 1.1 Bcf/d of long-term take-or-pay contracts with ExxonMobil Corporation, a large U.S. independent crude oil and natural gas company, Marathon Oil Corporation, which merged with ConocoPhillips in November 2024, and Matador Resources Company.
In 2021, we entered into negotiated rate agreements with an average term of 10 years from the in-service date of the pipeline, which occurred on November 18, 2021 and with total MDTQs that increase from 585,000 Dth/d during the first year of the agreement to 1,000,000 Dth/d in the fourth year, which equates to approximately 67% of its estimated capacity of 1,500,000 Dth/d.
Volume throughput is received from multiple processing plants, including Enlink’s Lobo plant, San Mateo’s Marlan plant, XTO Energy’s Cowboy plant, Targa Resources Corp.’s Roadrunner plant, San Mateo’s Black River plant and Energy Transfer’s Carlsbad plant. In 2023, Double E executed a new 40 MMcf/d contract with a large U.S. independent crude oil and natural gas company, which includes a connection to the Janus Processing Plant. The take-or-pay contract has a 10-year term from March 1, 2025.
In 2024, Double E executed a new agreement with Matador Resources Company, which consolidated Matador’s two existing agreements and added an incremental 75 MMcf/d of firm transport capacity to support the expansion of their Marlan processing plant. Matador’s new consolidated agreement has a 10-year term from the effective date, which occurred on May 1, 2024.
We own 70% of Double E and operate the pipeline.

Piceance.
The following table provides operating information regarding our Piceance reportable segment as of December 31, 2024.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2029 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Piceance	1,338	64	117	8.0	1.6
AMIs for the Piceance reportable segment cover approximately 434,000 surface acres in the aggregate.
Our Piceance reportable segment is comprised of our Grand River gathering system.
Grand River system. Grand River is primarily located in Garfield County, one of the largest natural gas producing counties in Colorado. The Grand River system provides natural gas gathering services pursuant to primarily long-term and fee-based agreements with multiple producers, including its key customers, QB Energy, which acquired Caerus Oil and Gas’ Piceance assets in August 2024, and Terra Energy Partners. Volume throughput on the Grand River system is underpinned with acreage dedications and MVCs. The Grand River system is primarily a low-pressure gathering system located in western Colorado that gathers natural gas produced from directional wells targeting the liquids-rich Mesaverde formation. The Grand River system also gathers natural gas produced from the Mancos and Niobrara shale formations. Natural gas gathered and/or processed on the Grand River system is compressed, dehydrated, processed and/or discharged to downstream pipelines serving (i) the Meeker Processing Complex, (ii) the Williams Processing Complex, (iii) the TransColorado Pipeline system and (iv) SourceGas. Processed NGLs from Grand River are injected into the Mid-America Pipeline system or delivered to local markets. Residue gas has access to multiple pipelines and end markets. In addition, certain of our gathering agreements with our customers on the Grand River system permit us to retain, and monetize for our own account, condensate volumes that naturally discharge from the liquids-rich natural gas as it moves across our system.

Mid-Con.
The following table provides operating information regarding our Mid-Con reportable segment as of December 31, 2024.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2029 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Mid-Con	440	n/a	n/a	7.2	n/a
AMIs for the Mid-Con reportable segment cover approximately 2.9 million surface acres.
Our Mid-Con reportable segment is comprised of DFW Midstream system and the Tall Oak system.
DFW Midstream system. The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas. We considers this area to be the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date in our service area. The DFW Midstream system is underpinned by long-term, fee-based gathering agreements with TotalEnergies Gas & Power North America, Inc. and other customers. TotalEnergies Gas & Power North America, Inc. is the key customer for DFW Midstream.
The DFW Midstream system includes natural gas gathering pipelines located under both private and public property and is partially located along existing electric transmission corridors. Compression on the system is powered by electricity. To offset the costs we incur to operate the system’s electric-drive compressors, we either pass through a portion of the power expense to our customers or retain and sell a fixed percentage of the natural gas that we gather.
The DFW Midstream system currently has five primary interconnections with third-parties, primarily intrastate pipelines. These interconnections enable us to connect our customers, directly or indirectly, with the major natural gas market hubs in Texas and Louisiana.
Tall Oak system. Following the Tall Oak Acquisition, we operate assets in central Oklahoma. Gathering and processing services are provided pursuant to long-term, primarily fee-based contracts with producers that are primarily targeting liquids-rich natural gas production from the Woodford and Caney formations. Volume throughput on the Tall Oak system is underpinned by acreage dedications and Calyx Energy is the key customer.
The Tall Oak system’s residue gas has access to MarkWest’s Arkoma Connector and Energy Transfer’s Enable Oklahoma Transmission and Enable Gas Transmission connections. NGL’s have access to ONEOK’s NGL system and Targa’s Grand Prix pipeline.

Northeast.
During the year ended December 31, 2024, we divested of our Northeast operations which consisted of midstream assets located in the Marcellus shale play and midstream assets located in the Utica shale play together with our previously owned equity method investment in Ohio Gathering that was focused on the Utica Shale.

Our Customers
The systems that we operate and/or have significant ownership interests in have a diverse group of customers and counterparties comprising affiliates and/or subsidiaries of some of the largest natural gas and crude oil producers in North America.
Regulation of the Natural Gas and Crude Oil Industries
General. Sales by producers of natural gas, crude oil, condensate and NGLs are currently made at market prices. However, gathering and transportation services are subject to various types of regulation, which may affect certain aspects of our business and the market for our services. FERC regulates the transportation of natural gas in interstate commerce and the interstate transportation of crude oil, petroleum products and NGLs. FERC regulation includes reviewing and accepting or approving rates and other terms and conditions for such transportation services and authorizing and regulating the construction and operation of interstate natural gas pipelines. FERC is also authorized to prevent and sanction market manipulation in natural gas markets while the FTC is authorized to prevent and sanction market manipulation in petroleum markets and the CFTC is authorized to prevent and sanction fraud and price manipulations in the commodity and futures markets, including the energy futures markets. State and municipal regulations may apply to the production and gathering of certain natural gas, the construction and operation of natural gas and crude oil facilities and the rates and practices of gathering systems and intrastate pipelines.
Regulation of Crude Oil and Natural Gas Exploration, Production and Sales. Sales of crude oil and NGLs are not currently regulated and are transacted at market prices. In 1989, the U.S. Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and non-price controls affecting wellhead sales of natural gas. FERC, which has the authority under the NGA to regulate the prices and other terms and conditions of the sale of natural gas for resale in interstate commerce, has issued blanket authorizations for all gas resellers subject to its regulation, except interstate pipelines, to resell natural gas at market prices. Either Congress or FERC (with respect to the resale of gas in interstate commerce), however, could re-impose price controls in the future.
Exploration and production operations are subject to various types of federal, state and local regulation, including, but not limited to, permitting, well location, methods of drilling, well operations and conservation of resources. While these regulations do not directly apply to our business, they may affect our customers' ability to produce natural gas.
Regulation of the Gathering and Transportation of Natural Gas and Crude Oil. We believe that the majority of our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC. Our Double E Pipeline, which is an interstate natural gas pipeline located in New Mexico and Texas, and Epping Pipeline interstate crude oil pipeline, which is located in North Dakota and owned and operated by Epping, are subject to FERC’s jurisdiction and oversight pursuant to FERC's authority under the NGA and the ICA, respectively. Epping and Double E have tariffs on file with FERC.
In addition to approving and regulating the construction and operation of interstate natural gas pipelines, FERC also regulates such pipelines’ rates and terms and conditions of service, including transportation service agreements and negotiated rate agreements.
Under FERC’s ICA jurisdiction, rates for interstate movements of liquids by pipeline are currently regulated primarily through an annual indexing methodology, under which pipelines increase or decrease their existing rates in accordance with a FERC-specified adjustment that sets a rate ceiling. This adjustment, which may be positive or negative in a given year, is subject to review every five years. There is currently some uncertainty regarding the index pricing. During the last review period, FERC set the index level in December 2020 (the “Initial Order”), however, both pipelines and pipeline customers sought rehearing of the Initial Order and in January 2022, FERC issued a rehearing order setting a lower index price prospectively (the “Rehearing Order”). Pipelines challenged the Rehearing Order at the D.C. Circuit and on July 26, 2024, the D.C. Circuit vacated the Rehearing Order, which will increase the index price back to the Initial Order levels. On October 17, 2024, FERC issued a supplemental notice of proposed rulemaking proposing to reduce the index price back down to the Rehearing Order price and the proposal is now pending at FERC.
Under current FERC regulations, liquids pipelines can request a rate increase that exceeds the rate obtained through the indexing methodology by using a cost-of-service approach, but a pipeline must establish that a substantial divergence exists between its actual costs and the rates resulting from the indexing methodology.
The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, FERC could limit Epping’s ability to set rates based on costs or could order reduced rates and reparations to complaining shippers for up to two years prior to the date of a complaint. FERC also has the authority to change terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential. The ICA also imposes potential criminal liability for certain violations of the statute.
FERC has jurisdiction over, among other things, the construction, ownership and commercial operation of pipelines and related facilities used in the transportation and storage of natural gas in interstate commerce, including the modification, extension, enlargement, and abandonment of such facilities. FERC also has jurisdiction over the rates, charges, and term and conditions of service for the transportation and storage of natural gas in interstate commerce. With respect to transportation rates, FERC exercises its ratemaking authority by applying cost-of-service principles to limit the maximum and minimum levels of tariff-based recourse rates; however, it also allows for discounted or negotiated rates as an alternative to cost-based rates. In addition, FERC regulations also restrict interstate natural gas pipelines from sharing certain transportation or customer information with marketing affiliates and require that the transmission function personnel of interstate natural gas pipelines operate independently of the marketing function personnel of the pipeline or its affiliates.
Pursuant to the NGA, existing interstate natural gas transportation and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate changes and changes to terms and conditions of service proposed by a regulated natural gas interstate pipeline may be protested and such changes can be delayed and may ultimately be rejected by FERC. FERC may also initiate reviews of an interstate pipeline’s rates. Double E currently holds authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum cost-based rates an interstate natural gas pipeline may charge for its services under its tariff; (ii) “discount rates,” which are rates offered by the natural gas pipeline to shippers at discounts vis-à-vis the recourse rates and that fall within the cost-based maximum and minimum rate levels set forth in the natural gas pipeline's tariff; and (iii) “negotiated rates,” which are rates negotiated and agreed to by the pipeline and the shipper for the contract term that may fall within or outside of the cost-based maximum and minimum rate levels set forth in the tariff, and which are individually filed with the FERC for review and acceptance. On November 18, 2021, we entered into negotiated rate agreements with an average term of 10 years from the in-service date of the pipeline and with total MDTQ’s that increase from 585,000 Dth/d during the first year of the agreement to 1,000,000 Dth/d in the fourth year, which equates to approximately 67% of its capacity of 1,500,000 Dth/d. When capacity is available and offered for sale, the rates (which include reservation, commodity, surcharges, and fixed fuel and lost and unaccounted for charges) and the terms and conditions at which such capacity is sold are subject to regulatory approval and oversight. Any successful challenge by a regulator or shipper in any of these matters could have a material adverse effect on our business, financial condition and results of operations.
Intrastate pipelines, which may include some pipelines that perform gathering functions, may be subject to safety regulation by the DOT, although typically state regulatory authorities (operating under a federal certification) perform this function. State regulatory authorities also have jurisdiction over the rates and practices of intrastate pipelines and gathering systems, including requirements for ratable takes or non-discriminatory access to pipeline services. The basis for state regulation and the degree of regulatory oversight of gathering systems and intrastate pipelines varies from state to state. In Texas, we are regulated as a gas utility and have filed tariffs with the Railroad Commission of Texas to establish rates and terms of service for our DFW Midstream system assets. We have not been required to file tariffs in the other states in which we operate, although we are required to submit shape files and other information regarding the location and construction of underground gathering pipelines in North Dakota. The states in which we operate have adopted complaint-based regulation that allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve access issues and rate grievances, among other matters. State authorities in the states in which we operate generally have not initiated investigations of the rates or practices of gathering systems or intrastate pipelines in the absence of a complaint. State regulation of intrastate pipelines continues to evolve and may become more stringent in the future.
Natural gas, crude oil and produced water production, gathering and transportation, including the construction of new gathering facilities and expansion of existing gathering facilities may also be subject to local regulation, such as approval and permit requirements.
Statutory Compliance and Anti-Market Manipulation Rules. We are subject to the anti-market manipulation and penalty provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to approximately $1.5 million per day per violation of the NGA, the NGPA, or their implementing rules, regulations, and orders subject to future adjustments for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to approximately $1.5 million per violation, subject to future adjustment for inflation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million per day per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.
Safety and Maintenance. We are subject to regulation by the DOT, which establishes federal safety standards for the design, construction, operation and maintenance of natural gas and crude oil pipeline facilities. In the Pipeline Safety Act of 1992, Congress expanded the DOT’s regulatory authority to include regulated gathering lines that had previously been exempt from federal jurisdiction. Additional legislation has been passed over the years to reauthorize federal funding for federal pipeline programs, increase penalties for safety violations and establish additional safety requirements. For example, in December 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 became law, reauthorizing PHMSA for funding through 2023 and requiring, among other things, rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. Legislation is currently pending to extend the reauthorization of PHMSA.
The DOT has delegated the implementation of pipeline safety requirements to PHMSA, which has adopted and enforces safety standards and procedures applicable to a limited number of our pipelines. In addition, many states, including the states in which we operate, have adopted regulations that are identical to or more restrictive than existing PHMSA regulations for intrastate pipelines. Among the regulations applicable to us, PHMSA requires pipeline operators to develop integrity management programs for certain pipelines located in high consequence areas, which include high-population areas such as the Dallas-Fort Worth greater metropolitan area where our DFW Midstream system is located. While the majority of our pipelines have historically met the DOT definition of gathering lines and were thus exempt from the integrity management requirements of PHMSA, we also operate a limited number of pipelines that are subject to the integrity management requirements. Those regulations require operators, including us, to:
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
In addition, PHMSA has jurisdiction over gathering systems, which includes integrity management requirements. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences.
PHMSA has also imposed requirements on onshore gas transmission systems and hazardous liquids pipelines in recent years. PHMSA may issue an emergency order without advance notice or opportunity for a hearing; require pipelines to conduct integrity assessments beyond high consequence areas (“HCAs”) to pipelines in “moderate consequence areas”; and require reporting regarding MAOP, including reporting MAOP exceedances, considering seismicity as a risk factor in integrity management, and using certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and added a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. PHMSA also requires natural gas transmission lines to meet certain requirements related to the management of change process, integrity management, corrosion control standards, and pipeline inspections and repairs. In January 2025, PHMSA submitted a final rule to the Federal Register that amends regulations to reduce methane emissions from new and existing gas transmission, distribution, and regulated gas gathering pipelines with strengthened leakage survey and patrolling requirements, performance standards for advanced leak detection programs, leak grading and repair criteria with mandatory repair timelines, requirements for mitigation of emissions from blowdowns, pressure relief device design, configuration, and maintenance requirements, clarified requirements for investigating failures, and expanded reporting requirements.
Gathering systems like ours are also subject to a number of other federal and state laws and regulations, including the Federal Occupational Safety and Health Act and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the Occupational Safety and Health Administration hazard communication standard, EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and the public.
Environmental Matters
General. Our operation of pipelines and other assets for the gathering, treating, transportation and/or processing of natural gas and the gathering of crude oil and produced water is subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of these assets, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:
•requiring the installation of pollution-control equipment or otherwise restricting the way we operate;
•limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species;
•delaying system modification or upgrades during permit reviews;
•requiring investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and
•enjoining the operations of facilities deemed to be in non-compliance with permits or permit requirements issued pursuant to or imposed by such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.
The trend in environmental regulation is to place more stringent requirements, resulting in more restrictions and limitations, on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. We also actively participate in industry groups that help formulate recommendations for addressing existing and future regulations.
The following is a discussion of the material environmental laws and regulations that relate to our business.
Hazardous Substances and Waste. Our operations are subject to environmental laws and regulations relating to the management and release of solid and hazardous wastes and other substances, including hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. Furthermore, the Toxic Substances Control Act and analogous state laws, impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate industrial wastes that are subject to the requirements of the RCRA and comparable state statutes. While the RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Although we generate minimal hazardous waste, it is possible that non-hazardous wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and, therefore, be subject to more rigorous and costly disposal requirements. Moreover, from time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for non-hazardous wastes, including natural gas wastes and expansion of the definition of hazardous materials to include new substances, such as per- and polyfluoroalkyl substances.
We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although we believe that the previous operators utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been transported for treatment or disposal, without our knowledge. These properties and the wastes disposed thereon may be subject to CERCLA, the RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our operations or financial condition.
Air Emissions. Our operations are subject to the federal CAA and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and also impose various monitoring, control and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and criminal enforcement actions. Furthermore, we may be required to incur certain capital expenditures in the future to obtain and maintain operating permits and approvals for air pollutant emitting sources.
In October 2015, the EPA issued a new lower NAAQS for ozone. The previous ozone standard was set at 75 ppb. The revised standard has been lowered to 70 ppb. The lowered ozone NAAQS could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs. In October 2022, the EPA reclassified the Dallas Fort Worth area as severe nonattainment under the 75 ppb standard and moderate nonattainment under the 70 ppb standard. As part of the same action, the EPA also reclassified portions of Weld County, Colorado as severe nonattainment under the 75 ppb standard. In July 2022, the EPA notified the State of Texas that it was considering redesignating an area comprising several Texas and New Mexico counties in the Permian Basin as a new ozone nonattainment area. However, the EPA deprioritized the redesignation of the Permian Basin in 2023. Such reclassifications and redesignations in areas where we operate could result in additional fees and more stringent permitting requirements for our operations, among other things. In addition, the EPA reviewed the 2015 70 ppb standard in 2020, but retained the standard without revision. However, the EPA has announced that it will reconsider the 2020 decision to retain the 2015 standards. Future actions to lower the standard could similarly result in additional fees or more stringent permitting.
In June 2016, the EPA finalized revisions to its 2012 New Source Performance Standard (“NSPS”) OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. Further, in November 2021, the EPA issued a new proposed rule targeting methane emissions from new and existing oil and gas sources. The proposed rule sought to: (1) update NSPS OOOOa; (2) adopt a new NSPS OOOOb for sources that commence construction, modification or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. The EPA issued a supplemental proposal in November 2022 to update and expand the proposed NSPS OOOOb and OOOOc rules. This supplemental proposal sought to impose more stringent requirements and include sources not previously regulated under this source category. In December 2023, the EPA announced its final methane rules, which impose several new methane emission requirements on the oil and gas industry. These increasingly stringent requirements, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of the final rules remains uncertain at this time.
In November 2016, the BLM issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrored many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure. The rule was vacated by a Wyoming federal district judge in 2020. However, the BLM proposed a new rule in November 2022, similarly designed to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian leases. In April 2024, North Dakota, Montana, Texas, Wyoming and Utah filed a lawsuit in federal district court challenging the rule. In September 2024, the court granted a preliminary injunction enjoining the BLM from enforcing the rule in the plaintiff states, and the litigation remains ongoing. The rule, which went into effect in all other states on June 10, 2024, is expected to have little or no direct impact on our operations. However, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.
In recent years, the EPA has also demonstrated an increased focus on CAA compliance for natural gas gathering operations. For example, in September 2019, the EPA issued an enforcement alert noting that the EPA identified CAA noncompliance caused by unauthorized and/or excess emissions from depressurizing pig launchers and receivers in natural gas gathering operations. The alert discussed engineering, design, operations, and maintenance practices that the EPA found that can cause noncompliance and summarizes engineering solutions to reduce emissions. This increased focus on natural gas gathering operations and any resulting enforcement actions by the EPA or state agencies could subject us to monetary penalties, injunctions, conditions or restrictions on operations.
Water Discharges. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters, which impacts our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits require us to control storm water runoff from some of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Except as otherwise disclosed in this annual report, we believe that we are in substantial compliance with all applicable requirements of the CWA and analogous state laws and regulations relating to water discharges.
Oil Pollution Control Act. The OPA requires the preparation of an SPCC plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility's operations comply with the requirements. To be in compliance, the facility's SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security and training. Certain of our facilities are classified as SPCC-regulated facilities. We believe that they are in substantial compliance with all applicable requirements of OPA.
Hydraulic Fracturing. Hydraulic fracturing is an important practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations, and is primarily regulated by state agencies. A number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, during the 2021-2022 election cycle, Colorado representatives proposed a ballot initiative to ban hydraulic fracturing on all non-federal land, but the proposed initiative failed to garner significant support. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, Oregon, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. These initiatives and similar efforts could restrict oil and gas development in the future.
The EPA has also moved forward with various regulatory actions, including new regulations under the NSPS to expand and strengthen emissions reduction requirements under NSPS OOOOa for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. For further discussion of NSPS OOOOa and subsequent actions by the EPA, see the “Air Emissions” section above. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. The parties remain in settlement discussions.
Further, several federal governmental agencies (including the EPA) have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
State and federal regulatory agencies have also focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Oklahoma and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the DOI signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. In April 2024, the DOI issued a final rule updating its onshore oil and gas leasing program, which includes revised royalty rates and bonding requirements and attempts to direct oil and gas development away from wildlife habitat and cultural sites. However, in January 2025, President Trump issued executive orders directing the heads of federal agencies to (i) facilitate the leasing of domestic energy resources, including on federal lands and (ii) identify and begin the processes to suspend, revise, or rescind all agency actions that impose an undue burden on the identification, development, or use of domestic energy resources. As a result, future implementation and enforcement of the final rule remains uncertain.
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
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. Some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species.
National Environmental Policy Act. NEPA establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. Major projects requiring federal permits or involving federal funding that have the potential to significantly impact the environment require review under NEPA. Many of our activities are covered under categorical exclusions which result in an expedited NEPA review process. Large upstream and downstream projects with significant cumulative impacts may be subject to longer NEPA review processes, which could impact the timing of those projects and our services associated with them. However, in January 2025, President Trump issued an executive order requiring the White House Council on Environmental Quality (“CEQ”) to propose rescinding the NEPA regulations and provide guidance regarding promulgating consistent NEPA implementing regulations at the agency level. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ issued an interim final rule to immediately withdraw the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could affect our operations.
Climate Change. The EPA has adopted regulations under the CAA that, among other things, establish GHG emission limits from motor vehicles as well as establish PSD construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis.
EPA rules also require the reporting of GHG emissions from specified large GHG-emitting sources in the United States, including onshore and offshore oil and natural gas systems. We are required to report under these rules for our assets that have GHG emissions above the reporting thresholds. In October 2015, the EPA issued revisions to Subpart W of the GHG reporting rule to include reporting requirements for gathering and booster stations, onshore natural gas transmission pipelines, and completions and workovers of oil wells with hydraulic fracturing. This development resulted in increased monitoring and reporting for our operations and for upstream producers for whom we provide midstream services. Further, the IRA, signed into law in August 2022, includes a Methane Emissions Reduction Program to incentivize methane emission reductions and imposes a “Waste Emissions Charge” on GHG emissions from certain oil and gas facilities. Emissions reported under the GHG reporting rule will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In November 2024, the EPA finalized regulations to implement the IRA’s Waste Emissions Charge, which became effective in January 2025. The Waste Emissions Charge for 2024 is $900 per ton of methane emitted over permitted methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, on February 27, 2025, the United States Senate voted to overturn the Waste Emissions Charge by passing a resolution through the Congressional Review Act, which allows Congress to reverse new federal rules with a simple majority vote. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. In general, the number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). Although most of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that certain components of our operations, such as our gas-fired compressors, could become subject to state-level GHG-related regulation.
At the international level, in February 2021, pursuant to the Paris Agreement, the Biden Administration announced reentry of the U.S. into the Paris Agreement (an international agreement from the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals) along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In September 2021, the United States and the European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In December 2023, at the 28th Conference of the Parties to the United Nations Framework Convention on Climate Change, member countries issued the first global stocktake, which calls on parties, including the U.S., to contribute to transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, amongst other things, to achieve net zero by 2050. Most recently, at the 29th Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP29”), delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. In January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. However, various state and local governments have vowed to continue to enact regulations to further the goals of the Paris Agreement. Adoption of additional regulations or changes to existing regulations related to climate change could have a material adverse effect on our business and that of our customers.
Legislation or regulations that may be adopted to address climate change could also affect the markets for our products, and those of our customers, by making our products more or less desirable than competing sources of energy. For example, a number of local governments across the country have banned or considered instituting bans on gas-fired appliances in newly constructed homes and other buildings. To the extent that our products are competing with higher GHG-emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions. Conversely, to the extent that our products are competing with lower GHG-emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions.
Other Information
Human Capital Resources. We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage and the ability to create value for our unitholders. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:
•Talent development, compensation and retention – We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We provide a competitive benefits package designed to attract and retain a skilled and diverse workforce. We offer our employees a comprehensive benefits package, which includes company funded health plan options, vision and dental coverage, healthcare savings account, paid time off, parental leave and flexible spending accounts. We also provide professional training and development opportunities as well as education reimbursement. We also offer employees immediate eligibility in our 401(k) plan with company matching program.
•Health and safety – Employee health and safety in the workplace is one of our core values. Some of the ways in which we support the health and safety of our employees include wellness programs with incentives and employee assistance programs.
•Inclusion and diversity – We are committed to efforts to support diversity and foster an inclusive work environment that strengthens our workforce.
As of December 31, 2024, the Company employed 272 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements, and we have not experienced any business interruption as a result of any labor disputes.
Availability of Reports. We make certain filings with the SEC, including, among other filings, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through our website, www.summitmidstream.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC through the SEC’s website, https://www.sec.gov.

Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
Risks Related to Our Operations
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay dividends to holders of our Series A Preferred Stock and common stock.
We may not have sufficient available cash from operating surplus each quarter to pay the dividends to holders of our Series A Preferred Stock and common stock. We have not made a distribution on our common stock or Series A Preferred Stock, or prior to the Corporate Reorganization, our Series A Preferred Units or our common units, since we announced suspension of those dividends on May 3, 2020. Because our Series A Preferred Stock rank senior to our common stock with respect to divided rights, any accrued amounts on our Series A Preferred Stock must first be paid prior to our resumption of dividends to our holders of common stock. As of December 31, 2024, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.4 million.
Further, absent a material change to our business, we do not expect to pay dividends on the common stock in the foreseeable future, and our outstanding indebtedness restricts our ability to pay cash dividends on any of our equity securities. We intend to use our cash flow to reduce debt and invest in our business.
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
•adverse economic impacts from epidemics, including disruptions in demand for oil, natural gas and other petroleum products, supply chain disruptions, and decreased productivity resulting from illness, travel restrictions, quarantine, or government mandates; and
•prevailing economic and market conditions.
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
Lower natural gas, NGL and crude oil prices could negatively impact exploration, development and production of natural gas and crude oil, thereby resulting in reduced throughput on our gathering systems. If natural gas, NGL and/or crude oil prices decrease, it could cause sustained reductions in exploration or production activity in our areas of operation and result in a further reduction in throughput on our systems, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the first half of 2024, the Henry Hub Natural Gas Spot Price declined from a monthly average of $3.18 per MMBtu in January 2024 to a monthly average of $1.49 per MMBtu in March 2024, before trending upward in the latter three quarters of 2024 to close the year at $3.40 per MMBtu on December 31, 2024. As of January 31, 2025, Henry Hub 12-month strip pricing closed at $3.04 per MMBtu. In the first half of 2024, Cushing, Oklahoma West Texas Intermediate crude oil spot prices increased from a monthly average of $74.15 per barrel in January 2024 to a monthly average of $85.35 per barrel in April 2024, before trending downward in the latter half of 2024 to close the year at $72.44 per barrel on December 31, 2024. As of January 31, 2025, West Texas Intermediate 12-month strip pricing closed at $72.53 per barrel.
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
•the availability of imported LNG;
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
Extended periods of below freezing weather and unseasonably wet weather conditions, especially in North Dakota, Colorado and Texas, can be severe and can adversely affect crude oil and natural gas operations due to the potential shut-in of producing wells or decreased drilling activities. These types of interruptions could result in a decrease in the volumes supplied to our gathering systems. Further, delays and shutdowns caused by severe weather may have a material negative impact on the continuous operations of our gathering, treating, transporting and processing systems, including interruptions in service. These types of interruptions could negatively impact our ability to meet our contractual obligations to our customers and thereby give rise to certain termination rights and/or the release of dedicated acreage. Any resulting terminations or releases could materially adversely affect our business and results of operations.
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
Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, wildfires, droughts and floods, changes in weather patterns, extreme temperatures and other climatic events. While we cannot predict with any certainty at this time whether we will be affected by these possibilities, severe weather associated with climate change could result in disruptions or delays to our operations, damage to our assets and facilities and increased operating costs, any of which could materially adversely affect our business and results of operations.
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
We have had and continue to have discussions with unaffiliated third parties with respect to potential strategic transactions.
We have had and continue to have discussions with unaffiliated third parties with respect to potential strategic transactions (each such transaction, a “Potential Transaction”). These discussions include Potential Transactions that would be material acquisitions. There can be no assurance that these discussions will result in the consummation of a Potential Transaction. If the Board of Directors decides to proceed with a Potential Transaction, or any other strategic alternative, it may not be at a valuation that our investors view as attractive relative to the value of our standalone business. Depending on the structure of any such Potential Transaction, we may be required to seek the approval of the transaction from our stockholders and raise additional equity or debt financing in connection with such Potential Transaction. In addition, the closing of any such transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions and regulatory factors.
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

Additionally, it may become more expensive or difficult for us to obtain authorizations or to renew existing authorizations. If the cost of renewing or obtaining new authorizations increases materially, our cash flows could be materially adversely affected.
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
Such developments and accompanying societal expectations on companies to address climate change, investor and societal expectations regarding voluntary environmental, social and governance (“ESG”) initiatives and disclosures could, among other things, increase costs related to compliance and stakeholder engagement, increase reputational risk and negatively impact our access to and cost of accessing capital. For example, some prominent investors have announced their intention to no longer invest in the oil and gas sector, citing climate change concerns. If other financial institutions and investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost. In addition, we have established a corporate strategy intended to meet

ESG-related objectives, which currently includes certain ESG targets. However, we cannot guarantee that our strategy will meet our ESG-related objectives on the timelines communicated or at all. Such initiatives are voluntary, not binding on our business or management and subject to change. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG-related initiatives, or to meet previously set goals and targets based on cost, timing or other considerations. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet ESG-related goals and targets that we have set), as they continue to evolve, if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, or if estimates, assumptions, and/or third-party information we currently believe to be reasonable are subsequently considered erroneous or misinterpreted, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.
Further, our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others. We may face pressure from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices and reduce our carbon footprint while others may disagree with the ESG initiatives and targets we have set. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG and sustainability matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG and sustainability ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. To the extent unfavorable ESG and sustainability ratings negatively affect our reputation, it may also harm our ability to attract or retain employees or customers.
Furthermore, negative public perception regarding the oil and gas industry resulting from, among other things, concerns raised by advocacy groups about climate change, emissions, hydraulic fracturing, seismicity, or oil spills may lead to increased litigation risk and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, including enhanced disclosure obligations, and increased risk of litigation. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation, driving down demand for our products, or stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels).
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
We have not made a dividend on our common stock or Series A Preferred Stock, or prior to the Corporate Reorganization, the common units or Series A Preferred Units, since we announced suspension of those distributions on May 3, 2020, and these suspensions of dividends may further reduce demand for our common stock or Series A Preferred Stock. Because our Series A Preferred Stock ranks senior to our common stock with respect to distribution rights, any accrued amounts on our Series A Preferred Stock must first be paid prior to our resumption of dividends to holders of our common stock. As of December 31, 2024, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.4 million. Further, absent a material change to our business, we do not expect to pay dividends on the common stock in the foreseeable future. Additionally, our debt agreements restrict our ability to pay cash dividends on any of our equity securities. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions, pursue new organic development projects, or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining external funds for expansion capital expenditures through the capital markets, the terms thereof could limit our ability to pay dividends to our common equity holders.
We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2024, we had $1.0 billion of indebtedness outstanding, and the unused portion of the Amended and Restated ABL Facility totaled $194.2 million after giving effect to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit. Our existing and future debt services obligations could have significant consequences, including among other things:
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
The 2029 Secured Notes will mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of December 31, 2024, $575.0 million of the 2029 Secured Notes were outstanding, and we subsequently issued an additional $250.0 million of the 2029 Secured Notes on January 10, 2025. As of March 11, 2025, $825.0 million of the 2029 Secured Notes were outstanding. See Note 19 – Subsequent Events, for additional information.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder.
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
The Company believes that the acquisition of the Tall Oak will result in certain benefits, including certain cost synergies and operational efficiencies. However, to realize these anticipated benefits, the businesses of the Company and Tall Oak must be successfully combined. The success of the Tall Oak Acquisition will depend on the Company’s ability to realize these anticipated benefits from integrating the business of Tall Oak into the Company. The actual integration may result in additional and unforeseen expenses or delays. If the Company is not able to successfully integrate Tall Oak’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the Tall Oak Acquisition may not be realized fully or at all or may take longer to realize than expected.
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
While inflation has declined since the second half of 2022, declining to 2.9% in December 2024, further increases in inflation in 2025 could increase our labor and other operating costs and the overall cost of capital projects we undertake. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.
An increase in interest rates will cause our debt service obligations to increase.
Between March 2022 and July 2023, the Federal Reserve raised its target range for the federal funds rate by 5.25%, to a high of 5.25% to 5.50% from July 2023 to September 2024. While the Federal Reserve has since lowered its target range multiple times to a current target range of 4.25% to 4.50% the timing of any potential increases or decreases remains uncertain. Borrowings under the Amended and Restated ABL Facility and the Permian Transmission Credit Facilities bear interest at rates equal to SOFR plus margin. The interest rates are subject to adjustment based on fluctuations in SOFR, as applicable. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
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
We recorded long-lived asset impairments of $68.3 million during the year ended December 31, 2024 and $0.5 million in 2023. When evidence exists that we will not be able to recover a long-lived asset’s carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset’s fair value. We determine fair value using either a market-based approach, an income-based approach in which we discount the asset’s expected future cash flows to reflect the risk associated with achieving the underlying cash flows, or a mixture of both market-and income-based approaches. We evaluate our equity method investments for impairment whenever events or circumstances indicate that a decline in fair value is other than temporary. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.
During the year ended December 31, 2024, we derived 45% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segment and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.
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
On August 4, 2021, we settled an incident involving a produced water disposal pipeline owned by our subsidiary Meadowlark Midstream that resulted in a discharge of materials into the environment, which was investigated by federal and state agencies. This settlement resulted in losses amounting to $36.3 million and will be paid over five (5) to six (6) years, of which we have paid principal amounts of $21.3 million as of December 31, 2024 and requires compliance with certain conditions and terms and conditions, which may impact our results of operations or cash flows.
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
Various aspects of our operations are subject to regulation by the various federal, state and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. For example, the PHMSA has issued new proposed and final rules concerning pipeline safety in recent years. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extended existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule became effective in May 2022. In addition, in August 2022, PHMSA issued a final rule that established new or additional requirements for natural gas transmission lines related to the management of change process, integrity management, corrosion control standards, and pipeline inspections and repairs. In January 2025, PHMSA submitted a final rule to the Federal Register to amend regulations to reduce methane emissions from new and existing gas transmission, distribution, and regulated gas gathering pipelines with strengthened leakage survey and patrolling requirements, performance standards for advanced leak detection programs, leak grading and repair criteria with mandatory repair timelines, requirements for mitigation of emissions from blowdowns, pressure relief device design, configuration, and maintenance requirements, clarified requirements for investigating failures, and expanded reporting requirements. To the extent these or other new proposed or final rules create additional requirements for our pipelines, they could have a material adverse effect on our operations, operating and maintenance expenses and revenues. For additional information on the potential risks associated with PHMSA requirements, see “—We may incur greater than anticipated costs and liabilities as a result of pipeline safety requirements.”
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
The EPA has also moved forward with various regulatory actions, including announcing final new regulations under the NSPS to expand and strengthen emissions reduction requirements for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. The parties remain in settlement discussions.
Further, several federal governmental agencies (including the EPA) have conducted reviews and studies on the environmental aspects of hydraulic fracturing in the past. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

State and federal regulatory agencies have also focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Oklahoma and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the DOI signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. In April 2024, the DOI finalized updates to its onshore oil and gas leasing regulations, including revised royalty rates and bonding requirements and attempts to direct oil and gas development away from wildlife habitat and cultural sites, which could further restrict oil and gas exploration and production on federal lands. However, in January 2025, President Trump issued executive orders directing the heads of federal agencies to (i) facilitate the leasing of domestic energy resources, including on federal lands and (ii) identify and begin the processes to suspend, revise, or rescind all agency actions that impose an undue burden on the identification, development, or use of domestic energy resources. As a result, future implementation and enforcement of the final rule remains uncertain.
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
We believe that our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC under the NGA and the NGPA. Interstate movements of crude oil on the Epping Pipeline in North Dakota are subject to FERC jurisdiction under the ICA, and the rates, terms and conditions of service, and practices on the pipeline are subject to review and challenge before FERC.
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
We have certain long-term fixed priced natural gas and crude oil transportation contracts that cannot be adjusted even if our costs increase. As a result, our costs could exceed our revenues. In 2021, we entered into negotiated rate agreements with an average term of 10 years from the in-service date of the pipeline, which occurred on November 18, 2021 and with total maximum daily transportation quantities that increases from 585,000 Dth/d during the first year of the agreement to 1,000,000 Dth/d in the fourth year, which equates to approximately 67% of its capacity of 1,500,000 Dth/d; these contracts are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts. It is possible that costs to perform services under our “negotiated or discount rate” contracts will exceed the negotiated or discounted rates. It is also possible with respect to discounted rates that if our filed “recourse rates” should ever be reduced below applicable discounted rates, we would only be allowed by FERC to charge the lower recourse rates, since FERC policy does not allow discount rates to be charged to the extent that they exceed applicable recourse rates. If these events were to occur, it could decrease the cash flow realized by our assets.
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
We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC’s regulations thereunder, and also must comply with the other applicable provisions of the NGA and NGPA and FERC’s rules, regulations, and orders concerning the Double E Pipeline’s interstate natural gas pipeline business, including those that require us to provide firm and interruptible transportation service on an open access basis that is not unduly discriminatory or preferential. Violations of the NGA or NGPA, or the rules, regulations, and orders issued by FERC thereunder could result in the imposition of administrative and criminal remedies, including without limitation, revocation of certain authorities, disgorgement of ill-gotten gains, and civil penalties of up to approximately $1.5 million per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to approximately $1.5 million per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.
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
Our gathering, treating, transporting and processing operations are subject to stringent and complex federal, state and local environmental laws and regulations, including laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection, including, for example, the CAA, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Oil Pollution Control Act, the Resource Conservation and Recovery Act, the ESA and the Toxic Substances Control Act. It is possible that future changes in environmental laws, regulations, or enforcement policies, including judicial or agency opinions or orders, could impose additional requirements or give rise to claims for damages to persons, property, natural resources, or the environment.
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
Revisions to the leasing and permitting programs for oil and gas development on federal lands could materially adversely affect our industry and our financial condition and results of operations.
We may incur greater than anticipated costs and liabilities as a result of pipeline safety requirements.
The DOT, through PHMSA, has adopted and enforces safety standards and procedures applicable to our pipelines. In addition, many states, including the states in which we operate, have adopted regulations that are identical to or more restrictive than existing DOT regulations for intrastate pipelines. Among the regulations applicable to us, PHMSA requires pipeline operators to develop integrity management programs for certain pipelines located in high consequence areas, which include high population areas such as the Dallas-Fort Worth greater metropolitan area where our DFW Midstream Services LLC system is located. While the majority of our pipelines have historically met the DOT definition of gathering lines and were thus exempt from PHMSA’s integrity management requirements, we also operate a limited number of pipelines that are subject to the integrity management requirements. The regulations require operators, including us, to:
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
The U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane that may be contributing to global warming and energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the IRA, signed into law in August 2022, includes a Methane Emissions Reduction Program to incentivize methane emission reductions and impose a “Waste Emissions Charge” on GHG emissions from certain oil and gas facilities that are already required to report under the EPA’s GHG reporting rule. Emissions reported under the GHG reporting rule will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In November 2024, the EPA finalized regulations to implement the IRA’s Waste Emissions Charge, which became effective in January 2025. The

Waste Emissions Charge for 2024 is $900 per ton of methane emitted over permitted methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. The Waste Emissions Charge and other related initiatives targeting methane emissions could impose additional costs on our operations. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. In general, the number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). It is possible that certain components of our operations, such as our gas-fired compressors, could become subject to state-level GHG-related regulation. For example, in June 2022, as part of a Governor-directed statewide initiative to reduce GHG emissions by at least 45% by 2030, the New Mexico Environment Department finalized rules that establish emissions standards for volatile organic compounds and nitrogen oxides for oil and gas production and processing sources located in certain areas of the state with high ozone concentrations. Similarly, due to recent legislation approved in May 2024, the Colorado Department of Public Health and Environment is now required to propose rules to the Colorado Air Quality Control Commission to reduce nitrogen oxide emissions that oil and gas operations generate by 50% by 2030 relative to 2017 levels. We cannot currently determine the effect of these proposed regulations and other regulatory initiatives to implement state directives to reduce GHG emissions, that could, if implemented, impact the business, reputation, financial condition or results of our operations or that of our customers. In addition, in April 2021, the New Mexico Department of Energy, Minerals, and Natural Resources (“EMNRD”) finalized rules concerning venting and flaring of natural gas. EMNRD’s final rule could impose new or increased costs and obligations on our customers upstream of the Double E Pipeline.
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
At the international level, in February 2021, pursuant to the Paris Agreement, the Biden Administration announced reentry of the U.S. into the Paris Agreement (an international agreement from the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals) along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In September 2021, the United States and the European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In December 2023, at the 28th Conference of the Parties to the United Nations Framework Convention on Climate Change, member countries issued the first global stocktake, which calls on parties, including the U.S., to contribute to global efforts to transition away from fossil fuels, reduce methane emissions, triple renewable energy capacity and double energy efficiency improvements by 2030, among other things, to achieve net zero by 2050. While the stocktake agreement is not legally binding and has no enforcement mechanism, the United States could pass further legislation based on the agreement. Most recently, at COP29, delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. In January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. However, various state and local governments in the U.S. have vowed to continue to enact regulations to further the goals of the Paris Agreement. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors. While the Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. ended the concept of general deference to regulatory agency interpretations of laws and introduced new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives could continue.

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
For example, in an April 15, 2020 ruling, amended May 11, 2020, the U.S. District Court for the District of Montana issued an order invalidating the Corps 2017 reissuance of Nationwide Permit 12 (“NWP 12”), the general permit governing discharges of dredged or fill material associated with pipeline and other utility line construction projects, to the extent it was used to authorize construction of new oil and gas pipelines. Environmental groups had alleged that the Corps failed to consult with federal wildlife agencies as required by the ESA. However, in January 2021, the EPA and Corps reissued NWP 12 as a general permit specific to oil and gas pipelines, moving other utility line activities into separate general permits. The U.S. Court of Appeals for the Ninth Circuit subsequently held that the Corps’ January 2021 reissuance rendered the prior challenge moot. In May 2021, environmental groups once again filed suit in the U.S. District Court for the District of Montana, seeking vacatur of the reissued NWP 12. In September 2022, the U.S. District Court for Montana dismissed the ESA consultation challenges as moot and dismissed the remainder of the lawsuit without prejudice after the Corps announced in March 2022 that it was undertaking a formal review of all nationwide permits. However, in January 2025, President Trump issued executive orders directing (i) the Corps to use emergency authorities and nationwide permits to grant approvals for energy projects under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. As a result, any future revisions to nationwide permits, including NWP 12, are uncertain at this time. To the extent that limitations are imposed on the use of NWP 12 in the future, such limitations could make it more difficult to permit our projects, require consideration of alternative construction or siting, which may impose additional costs and delays, and could cause us to lose potential and current customers and limit our growth and revenue.
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
Along with our own data and information that we collect and retain in the normal course of our business, we and our business partners collect and retain significant volumes of certain other types of data, some of which are subject to data protection laws. The regulatory environment surrounding the collection, use, transfer and protection of such data, both domestically and internationally, is becoming increasingly complex, constantly evolving, and is subject to frequent significant change. New data protection laws at the federal, state, international, national, provincial and local levels, including recent Colorado, Connecticut, Virginia and Utah legislation, the GDPR and the CCPA, pose increasingly complex compliance challenges and potentially elevate our costs.
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
The price of our common stock or the Series A Preferred Stock may be volatile. In addition to the risk factors described above, some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, sales of the common stock by significant stockholders, a turnover of the investor base as a result of the Corporate Reorganization, short-selling of the common stock or Series A Preferred Stock by investors, issuance of a significant number of shares for equity-based compensation or to raise additional capital to fund our operations, changes in market valuations of similar companies and speculation in the press or investment community about our financial condition or results of operations, as well as any doubt about its ability to continue as a going concern. General market conditions and United States or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of the common stock or Series A Preferred Stock to predict the future price of the common stock or Series A Preferred Stock or our future financial results.
Our Governing Documents contain provisions that may make it difficult for a third party to acquire control of the Company, even if a change in control would result in the purchase of your shares of common stock or Series A Preferred Stock at a premium to the market price or would otherwise be beneficial to you.
There are provisions in our amended and restated certificate of incorporation (the “Charter”), our amended and restated bylaws (the “Bylaws”) and the Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock (the “Series A Certificate of Designation” and, together with the Charter and the Bylaws, the “Governing Documents”) that may make it difficult for a third party to acquire control of the Company, even if a change in control would result in the purchase of your shares of common stock or Series A Preferred Stock at a premium to the market price or would otherwise be beneficial to you. For example, the Charter authorizes the Board of Directors to issue preferred stock, $0.01 par value per share (“Preferred Stock”), and common stock, $0.01 par value per share (“ Blank Check Common Stock”), without stockholder approval. If the Board of Directors elects to issue Preferred Stock or Blank Check Common Stock, it could be more difficult for a third party to acquire the Company.
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
In the Tall Oak Acquisition, we issued 7,471,008 shares of Class B Common Stock to Tall Oak Parent in exchange for 100% of the equity interests in Tall Oak. Such shares of Class B Common Stock are exchangeable for shares of our common stock at the election of the holder for no additional consideration. Pursuant to that certain Investor and Registration Rights Agreement, dated as of December 2, 2024, 6,524,467 shares of Class B Common Stock and associated Partnership Common Units that were issued and subsequently transferred by Tall Oak Parent to Tailwater Energy Fund III, LP (“Tailwater”) and its designees may not be transferred until one year after closing, after which time 50% of such securities will be available for resale, with the remaining 50% available for resale two years after closing. With respect to the 946,541 shares of Class B Common Stock and associated Partnership Common Units issued to Tall Oak Parent and subsequently transferred to Tall Oak Midstream Investments, LLC (“TOMI”), TOMI exercised its exchange right in full on January 1, 2025. However, TOMI may not sell the common stock received upon exchange until six months after the closing, after which time 50% of such common stock will be available for resale, with the remainder of the common stock held by TOMI being available for resale one year after the closing. Tailwater and TOMI may decide to reduce their investment in the Company at any time thereafter. Any such sales of our equity securities, or expectations thereof, could have the effect of depressing the market price for our common stock.
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
Risks Related to Tax
The Company is a holding company, and its principal asset is our ownership of Partnership Common Units. Accordingly, we are dependent upon distributions from SMLP to pay dividends, if any, and to pay taxes and other expenses.
The Company is a holding company whose principal asset is Partnership Common Units, and the Company has no independent means of generating revenue. SMLP is, and will continue to be, treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to applicable federal, state, and local income taxes. SMLP’s taxable income will be allocated to holders of Partnership Common Units, including us. Accordingly, the Company will incur income taxes on its allocable share of any taxable income of SMLP.
In addition, the Up-C Structure confers certain benefits upon Tall Oak Parent and its transferees that will not benefit the holders of common stock and Series A Preferred Stock to the same extent as it will benefit the holders of Tall Oak Parent and its transferees. If SMLP makes distributions to Tall Oak Parent or its transferees, Tall Oak Parent or its transferees can distribute such amounts to holders of Tall Oak Parent or its transferees without reduction for taxes. However, because the Company must pay corporate-level taxes, amounts ultimately distributed as dividends, if any in the future, to holders of common stock and Series A Preferred Stock are expected to be less on a per share basis than the amounts distributed by Tall Oak Parent or its transferees to their respective holders on a per unit basis. This and other aspects of the Up-C Structure may adversely impact the future trading market for the common stock and Series A Preferred Stock.

The Tall Oak Acquisition and subsequent changes in stock ownership of the Company (including upon the redemption or exchange of the shares of Class B Common Stock and associated Partnership Common Units for common stock) may trigger a limitation on the utilization of net operating loss carryforwards of the Company.
The Company’s ability to utilize U.S. net operating loss carryforwards to reduce future taxable income depends on many factors, including its future income, which cannot be assured. Section 382 and 383 of the Code generally impose an annual limitation on the amount of net operating losses and certain other tax attributes that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of net operating losses by the Company would be subject to an annual limitation under Section 382, generally determined by, subject to certain adjustments, multiplying (1) the fair market value of its stock immediately before the ownership change by (2) the long-term tax-exempt rate published by the IRS for the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years. In addition, an ownership change may arise as a result of subsequent changes in the Company’s stock ownership, including as a result of redemptions or exchanges of shares of Class B Common Stock and associated Partnership Common Units for common stock, which would trigger a limitation on the Company’s ability to utilize net operating loss carryforwards.
If SMLP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and SMLP might be subject to potentially significant tax inefficiencies.
Our intent is to cause SMLP to be operated in a manner such that SMLP does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, the exchange of shares of Class B Common Stock for common stock or other transfers of Partnership Common Units could cause SMLP to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges or other transfers of Partnership Common Units qualify for one or more of such safe harbors. For example, we intend to limit the number of holders of Partnership Common Units, and the A&R Partnership Agreement provides for certain limitations on the ability of holders of common units to transfer their common units and provides the General Partner with the right to impose restrictions on the ability of limited partners to exchange their Partnership Common Units for common stock pursuant to the redemption right to the extent the General Partner believes there is a material risk that SMLP would be a publicly traded partnership as a result of such exercise. If, notwithstanding our intent above, SMLP were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, the Company and SMLP might be subject to potentially significant tax inefficiencies, such as two layers of corporate taxation if the Company were unable to file a consolidated U.S. federal income tax return with SMLP.
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
Our operations depend on the use of IT and OT systems that could be the target of a cyberattack, including state-sponsored attacks or cyberterrorism.
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
Any such cyber-attacks or information security breaches could have a material adverse effect on our revenues and increase our operating and capital costs and could reduce the amount of cash otherwise available for distribution. A cyber-incident involving our IT or OT systems, or that of our customers, business partners or counterparties, could disrupt our business plans and negatively impact our reputation and operations in the following ways, among others:
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
Cyber-incidents and related business interruptions could result in expensive and time-consuming remediation efforts, disproportionate attention of management, damage to our reputation or a negative impact on the price of our common stock or Series A Preferred Stock. In addition, certain cyberattacks and related incidents, such as reconnaissance or surveillance by threat actors, may remain undetected for an extended period notwithstanding our monitoring and detection efforts. As a result, we may be required to incur additional costs to modify or enhance our IT or OT systems to prevent or remediate any such attacks. Finally, readily evolving laws and regulations governing cybersecurity pose increasingly complex compliance technical challenges, and failure to comply with these laws could result in penalties and legal liability.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity Risk Management, Strategy and Governance.
Cybersecurity Oversight and Management
Board Oversight of Cybersecurity Matters
The Audit Committee is tasked with overseeing the Company’s cybersecurity matters. Pursuant to the Audit Committee’s charter, one of the Audit Committee’s responsibilities is to discuss the Company’s major risk exposures with management, including those related to cybersecurity, and the steps taken by management to monitor and control such exposures, including the Company’s risk assessment and risk management guidelines, policies and practices.
The Audit Committee reports to the entire Board of Directors periodically regarding its oversight of cybersecurity matters. In developing such updates to the Board of Directors, the Audit Committee relies in large part on periodic updates from Company management.
Management of Cybersecurity Matters
The Company’s management assumes executive responsibility for assessing, identifying, and managing cybersecurity risks and incidents.
In particular, the Senior Vice President, Engineering and Operations (SVP, E&O) reports directly to the President, Chief Executive Officer, and Chairman of the Board and holds the highest level of executive responsibility for assessing and managing all cybersecurity threats, incidents, and risks at the Company, as well as developing and implementing all cybersecurity risk management, strategy, and governance recommendations.
The SVP, E&O holds key skills, experience, and competencies related to the management of cybersecurity matters. In particular, our current SVP, E&O has over 30 years of experience leading IT and OT physical security and cybersecurity.
The SVP, E&O is supported by critical internal positions within the Company, including but not limited to the Director of Information Technology, Vice President of Operational Technology and dedicated IT and OT resources with cybersecurity responsibilities. The SVP, E&O is further supported by various external parties, including but not limited to cybersecurity service providers, consultants, and other third parties engaged on an as-needed basis.

The Company’s management has processes in place by which it is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks. These processes include, but are not limited to:
•Maintaining an updated inventory and management of digital assets;
•Ensuring familiarity and compliance with cybersecurity frameworks, including the National Institute of Standards and Technology’s Cybersecurity Framework and ISO 27001;
•Updating and maintaining an internal incident response plan;
•Conducting risk assessments of the Company’s cybersecurity policies, practices, and tools;
•Employing appropriate antivirus, anti-malware, firewall, endpoint detection and response, backup and recovery software, multifactor authentication, virtual private network, account change monitoring, patch management, web content filter, spam filter and reporting, and vulnerability management software;
•Conducting regular vulnerability scans of the Company’s digital and operational infrastructure;
•Requiring employees to complete a Cybersecurity Awareness Program, which includes computer-based training; and
•Reviewing and evaluating developments in the threat landscape.
The Company’s management also has processes in place to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers. These processes include, but are not limited to:
•Maintaining an inventory of all third-party vendors engaged by the Company and assessing each vendor’s level of access to the Company’s IT and OT systems and information; and
•Implementing access controls that restrict vendor access to only specific Company systems and information necessary to perform their service.
The SVP, E&O provides updates to the Audit Committee at its quarterly meetings regarding management of the Company’s cybersecurity matters, including any new cybersecurity threats, incidents, risks, risk management solutions, trainings or education, infrastructure upgrades, or governance changes.
As of March 11, 2025, the Company’s business strategy, operations, or financial condition have not been materially affected by and are not likely to be materially affected by, any cybersecurity threats or incidents.
Item 2. Properties.
A description of our properties is included in Item 1. Business, and is incorporated herein by reference. For additional information on our midstream assets and their capacities, see Item 1. Business.
Our real property falls into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our gathering systems and other major facilities are located are owned by us in fee title, and we believe that we have valid title to these lands. The remainder of the land on which our major facilities are located are held by us pursuant to long-term leases or easements between us and the underlying fee owner or permits with governmental authorities. We believe that we have valid leasehold estates or fee ownership in such lands or valid permits with governmental authorities. We have no knowledge of any material challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or license. We believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses with the exception of certain ordinary course encumbrances and permits with governmental entities that have been applied for, but not yet issued.
In addition, we lease various office space to support our operations.
Item 3. Legal Proceedings.
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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation (“Fiberspar”) filed a petition in the District Court of Harris County, Texas. Fiberspar is currently seeking a total of approximately $8.5 million in damages consisting of $5.0 million from allegedly owed but not paid for orders of pipeline product, plus prejudgment interest and attorney’s fees. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas. We are unable to predict the final outcome of this matter.
Global Settlement. On August 4, 2021, SMLP and several of its subsidiaries entered into agreements to resolve government investigations into the previously disclosed 2015 Blacktail Release, from a pipeline owned and operated by Meadowlark Midstream, which at the time was a wholly owned subsidiary of Summit Investments (together with Meadowlark Midstream, the “Companies”). The Companies entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims against the Companies with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the DOJ, on behalf of the U.S. Environmental Protection Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department, lodged with the U.S. District Court; (ii) a Plea Agreement with the United States, by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ; and (iii) a Consent Agreement with the North Dakota Industrial Commission (together, the “Global Settlement”).
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $21.3 million as of December 31, 2024.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NYSE under the ticker symbol “SMC”. As of December 31, 2024, there were approximately 72 holders of our common stock and one holder of our non-economic Class B Common Stock. The number of holders of our common stock does not include holders that have common stock held for them in “street name,” meaning that the stock is held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that hold such stock in “street name” are not.
We have not paid any dividends on our shares of common stock or shares of Series A Preferred Stock, or prior to the Corporate Reorganization, our common units or our Series A Preferred Units, since we announced a suspension of those distributions on May 3, 2020. We paid cash distributions on our Subsidiary Series A Preferred Units totaling $6.5 million in 2024 and 2023 and accrued an additional $1.6 million in 2024 which was subsequently paid in 2025.
Our Dividend Policy and Restrictions on Dividends
General
On May 3, 2020, we suspended distributions to holders of our common units and suspended payments of distributions to holders of our Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because our Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, any accrued dividends on our Series A Preferred Stock must first be paid prior to the initiation of dividends to our holders of common stock. As of December 31, 2024, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.4 million.
Absent a material change to our business, we do not expect to pay dividends to holders of our common stock in the foreseeable future. Any future dividend payments will depend on our financial condition, market conditions and other matters deemed relevant by the Board of Directors. Additionally, our ability to pay dividends is subject to restrictions on dividends under our Amended and Restated ABL Facility and the indenture governing the 2029 Senior Notes.
Preferred Unit Dividends and Distributions
Series A Preferred Stock
The Company had 65,508 shares of Series A Preferred Stock outstanding as of December 31, 2024 and $46.4 million of accrued and unpaid dividends.
Dividends on our Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Distribution Payment Date, in each case, when, as, and if declared by the Board of Directors out of legally available funds for such purpose.
The dividend rate for our Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. See Note 12 - Equity and Mezzanine Equity to the consolidated financial statements for additional details. On February 28, 2025, we announced the resumption of dividends to holders of shares of Series A Preferred Stock. See Note 19 - Subsequent Events to the consolidated financial statements.
Subsidiary Series A Preferred Units
Permian Holdco had 93,039 Subsidiary Series A Preferred Units outstanding as of December 31, 2024.
Distributions on the Subsidiary Series A Preferred Units are cumulative and compounding and are payable quarterly in arrears 21 days after the quarter ending March, June, September and December of each year (each, a “Subsidiary Series A Preferred Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Subsidiary Series A Preferred Distribution Payment Date, in each case, when, as, and if declared by the board of directors of Permian Holdco out of legally available funds for such purpose.
The distribution rate is 7.00% per annum of the $1,000 issue amount per outstanding Permian Holdco Subsidiary Series A Preferred Unit. If the Subsidiary Series A Preferred Units were redeemed on December 31, 2024, the redemption amount would be $134.1 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco. See Note 12 - Equity and Mezzanine Equity to the consolidated financial statements for additional details.
Unregistered Sales of Equity Securities
Other than the shares of Class B Common Stock issued to Tall Oak Parent in the Tall Oak Acquisition, we did not sell any unregistered equity securities during the quarter or year ended December 31, 2024.
Issuer Purchases of Equity Securities
We made no repurchases of our common stock or common units of the Partnership during the quarter or year ended December 31, 2024.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of the Company and its subsidiaries. As a result, the following discussion for the year ended December 31, 2024 should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. Among other things, the consolidated financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Overview
We are a value-oriented company focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates. During the year ended December 31, 2024, these additional activities accounted for approximately 45% of our total revenues.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Years Ended December 31, 2024 and 2023” section herein.

	Year ended December 31,
	2024	2023
	(In thousands)
Net loss	$(113,175)	$(38,947)
Reportable segment adjusted EBITDA
Rockies	$93,827	$87,390
Permian	31,227	24,207
Piceance	52,704	59,749
Mid-Con	30,645	26,171
Northeast	30,634	94,249

Net cash provided by operating activities	$61,771	$126,906
Capital expenditures(1)	53,611	68,905
Cash consideration paid for Tall Oak Acquisition, net of cash acquired	(154,154)	—
Proceeds from Utica Sale (excluding Ohio Gathering)	292,266	—
Proceeds from sale of Ohio Gathering	332,734	—
Proceeds from Mountaineer Transaction	69,304	—
Investment in Double E equity method investee	3,880	3,500

Net cash provided by (used in) financing activities
Debt repayments - ABL Facility	(313,000)	(87,000)
Debt repayments - Redemption of 2026 Unsecured Notes	(209,510)	—
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	(13,626)	—
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	(6,910)	—
Debt repayments - Repurchase of 2025 Senior Notes	—	(29,650)
Debt repayments - Permian Transmission Term Loan	(15,524)	(10,507)
Debt repayments - 2025 Senior Notes Redemption	(49,783)	—
Debt repayments - 2026 Secured Notes Redemption	(764,464)	—
Borrowings on Amended and Restated ABL Facility	305,000	70,000
Issuance of 2029 Secured Notes	565,800	—
Issuance of 2026 Unsecured Notes	—	29,480
________________________________
(1)See “Liquidity and Capital Resources” herein and Note 18 - Segment Information to the consolidated financial statements for additional information on capital expenditures.

Key Matters for the Year ended December 31, 2024. The following is a brief listing of significant developments and highlights which are items reflected in our financial results for the fiscal year ended December 31, 2024. Additional information regarding these items may be found elsewhere in this Annual Report.
•Strategic review. Subsequent to the October 2023 announcement of our strategic review, we executed the following transactions in order to maximize shareholder value:
•Summit Utica Sale. On March 22, 2024, we completed the Utica Sale for a cash sale price of $625.0 million, subject to customary post-closing adjustments. Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC (together with OGC, Ohio Gathering) and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
•Mountaineer Transaction. On May 1, 2024, we completed the Mountaineer Transaction for a cash sale price of $70.0 million, subject to customary post-closing adjustments. Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, we sold related compression assets located in the Marcellus Shale to a compression service provider for approximately $5 million in April 2024.
•Debt Reduction and Maturity Optimization. Over the course of 2024, the Company optimized its indebtedness by reducing debt, lowering its borrowing cost, and extending its debt maturities. These optimization transactions included the following:
•2026 Secured Notes Excess Cash Flow Offer. On March 27, 2024, Summit Holdings and Finance Corp. commenced a cash tender offer to purchase up to $19.3 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The 2024 ECF Offer expired on April 24, 2024 with $13.6 million aggregate principal amount of the 2026 Secured Notes tendered and validly accepted and $5.7 million of declined proceeds.
•2026 Secured Notes Asset Sale Offer. On May 7, 2024, Summit Holdings and Finance Corp. commenced a cash tender offer to purchase up to $215.0 million aggregate principal amount of the outstanding 2026 Secured Notes at 100% of the principal amount plus accrued and unpaid interest. The 2026 Secured Notes Asset Sale Offer expired on June 5, 2024 with $6.9 million aggregate principal amount of the 2026 Secured Notes tendered and validly accepted and $208.1 million of declined proceeds.
•2026 Unsecured Notes Redemption. On June 7, 2024, Summit Holdings and Finance Corp. delivered a redemption notice with respect to all $209.5 million aggregate principal amount of the 2026 Unsecured Notes. The 2026 Unsecured Notes Redemption was funded with declined proceeds from the 2024 ECF Offer and the 2026 Secured Notes Asset Sale Offer and proceeds from the Mountaineer Transaction and the Utica Sale and settled on June 24, 2024.
•Issuance of 2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of the 2029 Secured Notes.
•2026 Secured Notes Tender Offer and Redemption. On July 26, 2024, concurrently with closing the offering of the Initial 2029 Secured Notes, Summit Holdings and Finance Corp. consummated a cash tender offer to purchase any and all of the outstanding 2026 Secured Notes. Summit Holdings and Finance Corp. accepted for payment and made payment for $649.8 million aggregate principal amount of the 2026 Secured Notes validly tendered in the 2026 Secured Notes Tender Offer. On July 26, 2024, concurrently with consummation of the 2026 Secured Notes Tender Offer, Summit Holdings and Finance Corp. delivered a notice of redemption to holders of 2026 Secured Notes for the redemption of all $114.7 million aggregate principal amount of 2026 Secured Notes not purchased in the 2026 Secured Notes Tender Offer, at a price equal to 102.125% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. On July 26, 2024, concurrently with delivery of notice of redemption, Summit Holdings and Finance Corp. irrevocably deposited $121.2 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal, interest, and premium, with the trustee to satisfy and discharge the 2026 Secured Notes until redeemed on October 15, 2024 with the funds deposited with the trustee. On October 15, 2024, the 2026 Secured Notes were fully repaid.

•2025 Senior Notes Redemption. On July 17, 2024, Summit Holdings and Finance Corp. delivered a conditional notice of redemption to holders of 2025 Senior Notes for the redemption of all $49.8 million aggregate principal amount of outstanding 2025 Senior Notes, at a price equal to 100.000% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, conditioned on closing of the offering of the Initial 2029 Secured Notes. On July 26, 2024, concurrently with closing of the offering of the Initial 2029 Secured Notes, Summit Holdings and Finance Corp. irrevocably deposited $50.6 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal and interest, with the trustee to satisfy and discharge the 2025 Senior Notes until redeemed with the funds deposited with the trustee. On August 16, 2024, the 2025 Senior Notes were fully repaid.
•Corporate Reorganization. On August 1, 2024, following unitholder approval at SMLP’s Special Meeting of Unitholders on July 18, 2024, SMLP consummated a previously announced transaction that resulted in SMLP becoming a wholly owned subsidiary of the Company. Upon the consummation of the Corporate Reorganization, each outstanding common unit of SMLP was converted into the right to receive 1.000 shares of common stock of the Company and each outstanding Series A Preferred Unit was converted into the right to receive 1.000 shares of Series A Preferred Stock of the Company, with the liquidation preference of each share of Series A Preferred Stock initially equal to $1,000 and the Series A Certificate of Designation deeming all accumulated and unpaid distributions on the Series A Preferred Units to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, which constituted all consideration to be paid in respect to such Series A Preferred Units, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged.
The Corporate Reorganization was accounted for as a common-control transaction between SMLP and the Company as a result of SMLP’s unitholders controlling both SMLP and the Company before and after the Corporate Reorganization. In the case of this common-control transaction, the historical financial statements of SMLP became the historical financial statements of the Company, except for certain changes that conform SMLP’s historical financial statements to a corporate entity. These changes include, but are not limited to, the reclassification of SMLP’s capital accounts to shareholders’ equity accounts and an update of certain limited partner terms to synonymous corporate entity terms. The Corporate Reorganization had no impact to historical revenues, expenses, assets, liabilities, or cash flows.
•Tall Oak Acquisition. On December 2, 2024, the Company completed the transaction contemplated in the Tall Oak Business Contribution Agreement, pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak to SMLP in exchange for total consideration equal to $425.0 million. Total consideration consisted of (i) a $155.0 million cash payment, (ii) cash earn-out payments of up to $25.0 million subject to Tall Oak and its customers meeting certain development requirements and (iii) the issuance of 7,471,008 shares of Class B Common Stock of the Company and 7,471,008 Partnership Common Units of SMLP (causing SMLP to be treated as a partnership for U.S. federal income tax purposes), that are exchangeable into an equivalent quantity of the Company’s common stock on a 1:1 exchange ratio. Upon completion of the Tall Oak Acquisition, the Company’s tax structure shifted to the Up-C Structure.
Key Matters for the Year ended December 31, 2023. The following items are reflected in our financial results for the fiscal year ended 2023:
•Strategic review. As we previously announced in October 2023, based on our then-recent and expected financial performance, as well as interest received from third parties for potential transactions, ranging from the sale of specific assets to consideration for the whole SMLP, our Board of Directors engaged external advisors to evaluate strategic alternatives for us with the goal of maximizing value for our unitholders. These alternatives included, but were not limited to, continued execution of our business plan, sale of assets, refinancing parts or the entirety of our capital structure, sale of SMLP by merger or cash, or any combination of these and other alternatives. The strategic review concluded in 2024 and is discussed above.
•Refinancing of 2025 Senior Notes. In November 2023, we entered into a private agreement to issue a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of our existing 2025 Senior Notes and $29.5 million in cash (the “2023 Exchange”). The exchanged 2025 Senior Notes were cancelled. The cash raised was used to repurchase $29.7 million aggregate principal amount of existing 2025 Senior Notes (together with the 2023 Exchange, the “2023 Exchange Transactions”) that were not exchanged. As of December 31, 2023, following the consummation of the 2023 Exchange Transactions, approximately $49.8 million of 2025 Senior Notes remained outstanding.

•Integration of DJ Acquisitions. Our financial results for the year ended December 31, 2023 include our first full year with the assets acquired in the 2022 DJ Acquisitions. During 2023, we worked on integrating the 2022 DJ Acquisitions into our existing DJ Basin assets and began to achieve capital and operating synergies. Those integration efforts continued into 2024.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices, including the current Russia-Ukraine conflict, the international sanctions against Russia, continued conflict in the Middle East and other sustained military campaigns;
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
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the United States, certain events and conditions in foreign oil and natural gas producing countries, such as the continued conflict in the Middle East and Russia’s invasion of Ukraine, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
Natural gas, NGL and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the United States. The average spot price of natural gas decreased by approximately 13% from 2023 to 2024, primarily due to natural gas supply exceeding demand. The average daily Henry Hub Natural Gas Spot Price was $2.19 per MMBtu during 2024, compared with $2.53 per MMBtu during 2023. As of January 31, 2025, Henry Hub 12-month strip pricing closed at 3.04 per MMBtu. During 2024, the number of active natural gas drilling rigs in the continental United States decreased from 120 in December 2023 to 102 in December 2024, according to Baker Hughes. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation and increase in U.S. LNG exports. Over the next several years, we expect natural gas prices will support continued upstream industry activity by producers focused on natural gas production.
In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices decreased in 2024, with the average daily Cushing, Oklahoma West Texas Intermediate crude oil spot price average of $77.58 per barrel during 2023 decreasing to an average of $76.63 per barrel during 2024, representing a 1% decrease. As of January 31, 2025, West Texas Intermediate 12-month strip pricing closed at 72.53 per barrel. During 2024, the number of active crude oil drilling rigs in the continental United States decreased from 500 in December 2023 to 483 in December 2024, according to Baker Hughes. Over the next several years, we expect that crude oil prices will support continued drilling activity and increasing production in the Williston Basin, Permian Basin, and given the current regulatory environment in Colorado, in rural parts of the DJ Basin where we operate.

Despite improving fundamentals that should support additional development activities, we note that over the last several years there has been an increasing societal opposition to the production of hydrocarbons generally, which may be reflected in legislation, executive orders or regulations that may significantly restrict the domestic production of fossil fuels, including natural gas.
Growth in production from U.S. shale plays. Over the past several years, natural gas production from unconventional shale resources has increased due to advances in technology that allow producers to extract significant volumes of natural gas from unconventional shale plays on favorable economic terms relative to most conventional plays. In recent years, a number of producers and their joint venture partners, including large international operators, industrial manufacturers and private equity sponsors, have committed significant capital to the development of these unconventional resources, including the Piceance, Barnett, Bakken, Permian and Arkoma Basin shale plays in which we operate. We believe that these long-term capital investments should support drilling activity in unconventional shale plays over the long term.
Rate of growth in production from U.S. shale plays. Some of our producer customers have adjusted their drilling and completion activities and schedules to manage drilling and completion costs at levels that are achievable using internally generated cash flow from their underlying operations. Historically, as part of a strategy to accelerate production growth, these producers would raise external capital to fund drilling and completion costs in excess of the cash flows generated from their underlying assets. Producers are experiencing increasing pressure from their investors to focus on returning capital and maximizing free cash flow versus re-investing that cash flow into development. In general, we expect our producer customers to maintain moderate completion and production activities across many of our systems relative to our previous expectations as a result of the commodity price environment and a continuation of the general trend of producers constraining drilling and completion activity to levels that can be satisfied with internally generated cash flow.
Capital markets availability and cost of capital. Capital markets conditions, including but not limited to availability and higher borrowing costs, could affect our ability to access the debt and equity capital markets, to the extent necessary, to fund our future growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
The borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, expose us to the risk of increasing interest rates.
Inflation and operating costs. The annual rate of inflation in the United States hit 6.5% in December 2022, one of the highest increases in more than three decades, as measured by the Consumer Price Index. While inflation has declined since the second half of 2022, declining to 2.9% in December 2024, further increases in inflation in 2024 could increase our operating costs and the overall cost of capital projects we undertake. While some of our fee arrangements escalate based on changes in price indexes, these fee escalations may not be sufficient to offset an increase in our expenditures. Furthermore, inflation may impact producers’ economic decision making, which in turn could impact their willingness to develop acreage in areas that are more susceptible to inflationary pressures and labor force shortages.

How We Evaluate Our Operations
We currently conduct and report our operations in the midstream energy industry through four reportable segments: Rockies, Permian, Piceance and Mid-Con. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 18 - Segment Information to the consolidated financial statements). Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance and we view these metrics as important factors in evaluating our profitability. These metrics include (i) throughput volume, (ii) revenues, (iii) operation and maintenance expenses, (iv) capital expenditures and (v) segment adjusted EBITDA.
During the year ended December 31, 2024, we divested of our Northeast operations which consisted of midstream assets located in the Marcellus shale play and midstream assets located in the Utica shale play together with our equity method investment in Ohio Gathering that is focused on the Utica Shale.
Throughput Volume
The volume of (i) natural gas that we gather, compress, treat and/or process and (ii) crude oil and produced water that we gather depends on the level of production from natural gas or crude oil wells connected to our gathering systems. Aggregate production volumes are impacted by the overall amount of drilling and completion activity. Furthermore, because the production rate of natural gas and crude oil wells decline over time, production can only be maintained or increased by new drilling or other activity.
As a result, we must continually obtain new supplies of production to maintain or increase the throughput volume on our systems. Our ability to maintain or increase throughput volumes from existing customers and obtain new supplies of throughput is impacted by:
•successful drilling activity within our AMIs;
•the level of work-overs and recompletions of wells on existing pad sites to which our gathering systems are connected;
•the number of new pad sites in our AMIs awaiting connections;
•our ability to compete for volumes from successful new wells in the areas in which we operate outside of our existing AMIs; and
•our ability to gather, treat and/or process production that has been released from commitments with our competitors.
We report volumes gathered for natural gas in cubic feet per day. We aggregate crude oil and produced water gathering and report volumes gathered in barrels per day.
Revenues
Our revenues are primarily attributable to the volumes that we gather, compress, treat and/or process and the rates we charge for those services. A majority of our gathering and processing agreements are fee-based, which limits our direct exposure to fluctuations in commodity prices; however, certain of our contracts have rates that are directly impacted by commodity prices. We also have percent-of-proceeds arrangements with certain customers under which the gathering and processing revenues that we earn correlate directly with the fluctuating price of natural gas, condensate and NGLs.
Certain of our gathering and processing agreements contain MVCs pursuant to which our customers agree to ship or process a minimum volume of production on our gathering systems, or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the MVC. These MVCs help us generate stable revenues and serve to mitigate the financial impact associated with declining volumes.
Operation and Maintenance Expenses
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Direct labor costs, compression costs, ad valorem taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operation and maintenance expense. Other than utilities expense, these expenses are largely independent of volumes delivered through our gathering systems but may fluctuate depending on the activities performed during a specific period.
Our operations and maintenance expenses also include costs that are reimbursed by our customers, which are included in Other revenues.

Segment Adjusted EBITDA
Segment adjusted EBITDA is a supplemental financial measure used by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.
Segment adjusted EBITDA is used to assess:
•the ability of our assets to generate cash sufficient to make cash distributions and support our indebtedness;
•the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to financing or capital structure;
•the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities; and
•the financial performance of our assets without regard to (i) income or loss from equity method investees, (ii) the impact of the timing of MVC shortfall payments under our gathering agreements or (iii) the timing of impairments or other noncash income or expense items.
Additional Information. For additional information, see the “Results of Operations” section herein and the notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Results of Operations
Consolidated Overview for the Years Ended December 31, 2024 and 2023
The following table presents certain consolidated data and volume throughput for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023	Percentage change
	(In thousands)
Revenues:
Gathering services and related fees	$200,844	$248,223	(19%)
Natural gas, NGLs and condensate sales	195,027	179,254	9%
Other revenues	33,748	31,426	7%
Total revenues	429,619	458,903	(6%)
Costs and expenses:
Cost of natural gas and NGLs	114,996	112,462	2%
Operation and maintenance	100,968	100,741	—%
General and administrative	55,562	42,135	32%
Depreciation and amortization	100,647	122,764	(18%)
Transaction costs	30,956	1,251	*
Acquisition integration costs	165	2,654	*
(Gain) loss on asset sales, net	1	(260)	(100%)
Long-lived asset impairment	68,260	540	*
Total costs and expenses	471,555	382,287	23%
Other income, net	4,188	865	*
Gain on interest rate swaps	4,127	1,830	126%
Gain (loss) on sale of business	82,187	(47)	*
Gain on sale of equity method investment	126,261	—	N/A
Interest expense	(115,446)	(140,784)	(18%)
Loss on early extinguishment of debt	(50,075)	(10,934)	*
Income from equity method investees	24,197	33,829	(28%)
Income (loss) before income taxes	33,503	(38,625)	(187%)
Income tax expense	(146,678)	(322)	*
Net loss	$(113,175)	$(38,947)	191%

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	862	1,292	(33%)
Aggregate average daily throughput - liquids (Mbbl/d)	72	78	(8%)
_________________________________________________
*Not considered meaningful
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Years Ended December 31, 2024 and 2023.”

Volumes – Gas. Natural gas throughput volumes decreased 430 MMcf/d for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily reflecting:
•a volume throughput decrease of 490 MMcf/d for the Northeast segment;
•a volume throughput decrease of 13 MMcf/d for the Piceance segment; offset by
•a volume throughput increase of 58 MMcf/d for the Mid-Con segment;
•a volume throughput increase of 15 MMcf/d for the Rockies segment.
Volumes – Liquids. Crude oil and produced water volume throughput for the Rockies segment decreased 6 Mbbl/d for the year ended December 31, 2024 compared to the year ended December 31, 2023.
For additional information on volumes, see the “Segment Overview for the Years Ended December 31, 2024 and 2023” section herein.
Revenues. Total revenues decreased $29.3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 comprised of a $47.4 million decrease in gathering services and related fees, offset by a $15.8 million increase in natural gas, NGLs and condensate sales and a $2.3 million increase in Other revenues.
Gathering services and related fees. Gathering services and related fees decreased $47.4 million compared to the year ended December 31, 2023, primarily reflecting:
•a $45.0 million decrease in the Northeast segment;
•a $7.9 million decrease in the Piceance segment;
•a $2.7 million decrease in the Rockies segment; offset by
•an $8.2 million increase in the Mid-Con segment.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales revenue increased $15.8 million compared to the year ended December 31, 2023, primarily reflecting:
•a $16.8 million increase in the Rockies segment;
•a $0.9 million increase in the Mid-Con segment; offset by
•a $2.0 million decrease in the Piceance segment.
Costs and expenses. Total costs and expenses increased $89.3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily reflecting:
General and administrative. General and administrative expense increased $13.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increased employee salaries and benefit expense, as well as professional and other expenses associated with our Corporate Reorganization.
Depreciation and amortization. Depreciation and amortization expense decreased $22.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the sale of our Mountaineer Midstream system and disposition of Summit Utica during 2024 as well as a reduction to amortization expense in connection with certain intangible assets that became fully amortized in December 2023.
Transaction costs. Transaction costs during 2024 were primarily related to the Utica Sale that closed on March 22, 2024, the Mountaineer Transaction that closed on May 1, 2024, the Tall Oak Acquisition which closed on December 2, 2024 and the costs incurred in connection with our Corporate Reorganization and strategic alternatives review.
Long-lived asset impairments. In 2024, we recognized impairments of $68.3 million primarily in connection with the Mountaineer Transaction.
Gain on sale of business. Gain on sale of business is primarily related to the gain recognized in connection with the disposition of the Utica midstream business in March of 2024.
Gain on sale of equity method investment. Gain on sale of equity method investment is related to disposition of our equity method investment Ohio Gathering in March of 2024.
Interest Expense. Interest expense decreased $25.3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to $27.3 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the 2026 Secured Notes Asset Sale Offer that occurred in July 2024 and May 2024, respectively, $16.0 million of reduced interest expense as a result of decreased borrowings on the Amended and Restated ABL Facility, $11.9 million of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023, partially offset by $21.4 million of increased borrowing costs on the 2029 Secured Notes issued in July 2024 and $8.9 million of increased borrowing costs on the 2026 Unsecured Notes issued in November 2023.
Loss on early extinguishment of debt. Loss on early extinguishment of debt in 2024 is primarily related to amortization of debt issuance costs in connection with extinguishments of our 2026 Unsecured Notes, 2026 Secured Notes and 2025 Senior Notes.
Income taxes. Effective August 1, 2024, we became a corporation and therefore subject to United States federal and state income taxes. Prior to this date SMLP was treated as a partnership for federal and state income tax purposes, in which SMLP’s taxable income or loss was passed through to its unitholders.
See Note 9 – Debt to the consolidated financial statements for additional details. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facilities.

Segment Overview for the Years Ended December 31, 2024 and 2023
Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2024	2023	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	128	113	13%
Aggregate average daily throughput - liquids (Mbbl/d)	72	78	(8)%
Natural gas. Natural gas volume throughput in 2024 increased 13% compared to the year ended December 31, 2023, primarily reflecting 92 new well connections that came online during 2024, partially offset by winter related interruptions which occurred during the first quarter of 2024.
For the years ended December 31, 2024 and 2023, costs of natural gas and NGLs includes $50.6 million and $39.6 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
Liquids. Liquids volume throughput in 2024 decreased 8% compared to the year ended December 31, 2023, primarily due to natural production declines, offset by 37 new well connections that came online during 2024.
Financial data for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2024	2023	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$63,219	$65,869	(4%)
Natural gas, NGLs and condensate sales	190,535	173,688	10%
Other revenues	14,757	15,474	(5%)
Total revenues	268,511	255,031	5%
Costs and expenses:
Cost of natural gas and NGLs	113,714	110,105	3%
Operation and maintenance	49,849	50,246	(1%)
General and administrative	4,785	4,185	14%
Depreciation and amortization	36,319	36,148	0%
Integration costs	—	553	*
Gain on asset sales, net	30	(127)	(124%)
Long-lived asset impairment	344	540	(36%)
Total costs and expenses	205,041	201,650	2%
Add:
Depreciation and amortization	36,319	36,148
Integration costs	—	553
Adjustments related to capital reimbursement activity	(6,348)	(3,378)
Gain on asset sales, net	30	(127)
Long-lived asset impairment	344	540
Other	12	273
Segment adjusted EBITDA	$93,827	$87,390	7%
_________________

* Not considered meaningful
Year ended December 31, 2024. Segment adjusted EBITDA increased $6.4 million compared to the year ended December 31, 2023 primarily as a result of increased natural gas throughput as described above, partially offset by a decrease in liquids throughput and lower natural gas and NGL pricing.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2024	2023	Percentage Change
Average daily throughput (MMcf/d) (Double E)	573	305	88%
Volume throughput for Double E increased 88% compared to the year ended December 31, 2023.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements:

Weighted average MVC quantities for the year ended December 31,	(MMBTU/day)
2025	1,068,630
2026	1,115,000
2027	1,115,000
2028	1,115,000
2029	1,115,000
2030	1,115,000
2031	1,009,521
2032	240,000
2033	240,000
2034	105,753
2035	9,863
Financial data for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2024	2023	Percentage Change
	(Dollars in thousands)
Revenues:
Other revenues	$3,641	$3,570	2%
Total revenues	3,641	3,570	2%
Costs and expenses:
General and administrative	169	308	(45%)
Transaction costs	—	75	*
Total costs and expenses	169	383	(56%)
Add:
Transaction costs	—	75
Proportional adjusted EBITDA for Double E	27,755	20,945
Segment adjusted EBITDA	$31,227	$24,207	29%
_________________
* Not considered meaningful
Year ended December 31, 2024. Segment adjusted EBITDA increased $7.0 million compared to the year ended December 31, 2023 primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2024	2023	Percentage Change
Aggregate average daily throughput (MMcf/d)	291	304	(4%)
Volume throughput decreased 4% in 2024 compared to the year ended December 31, 2023, primarily as a result of natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2024	2023	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$73,115	$81,041	(10%)
Natural gas, NGLs and condensate sales	2,775	4,788	(42%)
Other revenues	5,109	5,588	*
Total revenues	80,999	91,417	(11%)
Costs and expenses:
Cost of natural gas and NGLs	1,138	2,357	(52%)
Operation and maintenance	23,964	23,441	*
General and administrative	1,298	1,189	9%
Depreciation and amortization	42,012	52,014	(19%)
Gain on asset sales, net	(8)	(45)	(82%)
Total costs and expenses	68,404	78,956	(13%)
Add:
Depreciation and amortization	42,012	52,014
Adjustments related to capital reimbursement activity	(2,201)	(5,099)
Gain on asset sales, net	(8)	(45)
Other	306	418
Segment adjusted EBITDA	$52,704	$59,749	(12%)
_________________
* Not considered meaningful
Year ended December 31, 2024. Segment adjusted EBITDA decreased $7.0 million compared to the year ended December 31, 2023, primarily related to a decrease in volume throughput described above, contractual step-downs associated with MVC shortfall payments and a reduction in condensate margin.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follows.

	Mid-Con
	Year ended December 31,
	2024	2023	Percentage Change
Average daily throughput (MMcf/d)	241	183	32%
Volume throughput increased 32% compared to the year ended December 31, 2023, primarily as a result of 27 wells that came online during 2024 and the acquisition of Tall Oak in December 2024, partially offset by temporary production curtailments associated with reductions in commodity pricing.
Financial data for our Mid-Con reportable segment follows.

	Mid-Con
	Year ended December 31,
	2024	2023	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$45,659	$37,508	22%
Natural gas, NGLs and condensate sales	1,717	778	121%
Other revenues (1)	9,515	6,831	39%
Total revenues	56,891	45,117	26%
Costs and expenses:
Cost of natural gas and NGLs	129	—	*
Operation and maintenance	24,366	18,255	33%
General and administrative	1,349	1,299	*
Depreciation and amortization	16,767	15,233	*
Integration costs	39	—	*
Gain on asset sales, net	—	(73)	(100%)
Total costs and expenses	42,650	34,714	23%
Add:
Depreciation and amortization (1)	17,705	16,171
Integration costs	39	—
Adjustments related to capital reimbursement activity	(1,340)	(1,316)
Gain on asset sales, net	—	(73)
Other	—	986
Segment adjusted EBITDA	$30,645	$26,171	17%
_________________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.
Year ended December 31, 2024. Segment adjusted EBITDA increased $4.5 million compared to the year ended December 31, 2023 primarily as a result of increased volume throughput partially offset by production curtailments discussed above and unfavorable margin mix.

Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2024	2023	Percentage Change
Average daily throughput (MMcf/d)	202	692	(71)%
Average daily throughput (MMcf/d) (Ohio Gathering)	212	779	(73)%
On March 22, 2024, we completed the disposition of Summit Utica, the owner of our previously owned equity method investment, Ohio Gathering, and on May 1, 2024, we completed the disposition of our Mountaineer Midstream system.
Volume throughput for the Northeast, excluding Ohio Gathering, decreased 71% compared to the year ended December 31, 2023 primarily due to the sale of our Mountaineer Midstream system and the disposition of Summit Utica as discussed above.
Volume throughput for the Ohio Gathering system decreased 73% compared to the year ended December 31, 2023, primarily due to the disposition of Summit Utica, which owned an interest in the Ohio Gathering system.
Financial data for our Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2024	2023	Percentage Change
Revenues:	(Dollars in thousands)

Gathering services and related fees	$18,851	$63,805	(70)%
Total revenues	18,851	63,805	(70)%
Costs and expenses:
Operation and maintenance	2,259	8,862	(75%)
General and administrative	220	867	(75)%
Depreciation and amortization	4,248	17,856	(76)%
Gain on asset sales, net	(21)	(7)	200%
Long-lived asset impairment	67,916	—	N/A
Total costs and expenses	74,622	27,578	171%
Add:
Depreciation and amortization	4,248	17,856
Adjustments related to capital reimbursement activity	(20)	(81)
Gain on asset sales, net	(21)	(7)
Long-lived asset impairment	67,916	—
Proportional adjusted EBITDA for Ohio Gathering (1)	14,282	40,125
Other	—	129
Segment adjusted EBITDA	$30,634	$94,249	(67%)
_________________
*Not considered meaningful
(1) SMLP recorded its financial results of its investment in Ohio Gathering on a one-month lag based on financial information available to us during the reporting period. With the divestiture of Ohio Gathering in March 2024, proportional adjusted EBITDA includes financial results from December 1, 2023 through March 22, 2024 ($2.5 million for March 1, 2024 - March 22, 2024).
Year ended December 31, 2024. Segment adjusted EBITDA decreased $63.6 million compared to the year ended December 31, 2023, primarily as the result of the sale of our Mountaineer Midstream system and the disposition of Summit Utica, the owner of our previously owned equity method investment, Ohio Gathering.

Corporate and Other Overview for the Years Ended December 31, 2024 and 2023
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, interest expense and losses on early extinguishment of debt. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Year ended December 31,
	2024	2023	Percentage Change
	(Dollars in thousands)
Costs and expenses:
General and administrative	47,741	34,287	39%
Transaction costs	30,956	1,176	*
Interest expense	115,446	140,784	(18%)
_________________
* Not considered meaningful
Transaction costs. Transaction costs during 2024 were primarily related to the Utica Sale that closed on March 22, 2024, the Mountaineer Transaction that closed on May 1, 2024, the Tall Oak Acquisition which closed on December 2, 2024 and the costs incurred in connection with our strategic alternatives review.
General and administrative. General and administrative expense attributable to Corporate and Other increased by $13.5 million compared to the year ended December 31, 2023, primarily due to increased employee salaries and benefit expense, as well as certain professional and other expenses associated with our Corporate Reorganization.
Interest Expense. Interest expense decreased $25.3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to $27.3 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the 2026 Secured Notes Asset Sale Offer that occurred in July 2024 and May 2024, respectively, $16.0 million of reduced interest expense as a result of decreased borrowings on the Amended and Restated ABL Facility, $11.9 million of reduced interest expense as a result of the exchange and repurchase of $209.7 million of the 2025 Senior Notes that occurred in November 2023, partially offset by $21.4 million of increased borrowing costs on the 2029 Secured Notes issued in July 2024 and $8.9 million of increased borrowing costs on the 2026 Unsecured Notes issued in November 2023.
See Note 9 – Debt to the consolidated financial statements for additional details. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facilities.

Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as current cash balance and external financing sources, including commercial bank borrowings, and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Amended and Restated ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flows, current cash balance and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months, and based on current expectations, the long-term, without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2024, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $0.8 million and (ii) letters of credit outstanding against our Permian Transmission Credit Facilities aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the Permian Transmission Credit Facilities. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of December 31, 2024, the First Lien Net Leverage Ratio was 0.41:1.00 and the Interest Coverage Ratio was 2.84:1.00, in each case including the pro forma impacts of (i) the January 10, 2025 issuance by Summit Holdings of an additional $250.0 million in aggregate principal amount of 2029 Secured Notes and (ii) our March 10, 2025 completion of the transaction contemplated in the Membership Interest Purchase Agreement, dated as of March 10, 2025, by and among us, Summit Holdings, Fundare Resources Company HoldCo, LLC, a Delaware limited liability company (“Fundare”), and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, a Delaware limited liability company, pursuant to which Fundare contributed all of its equity interests in Moonrise Midstream, LLC, a Delaware limited liability company, to Summit Holdings in exchange for total consideration equal to $90.0 million. See Note 19 - Subsequent Events to the consolidated financial statements for additional information.

Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement, with SMLP, consisting of a $500.0 million asset-based revolving credit facility. As of December 31, 2024, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of December 31, 2024, there was $305.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $194.2 million after giving effect to the issuance thereunder of $0.8 million of outstanding but undrawn irrevocable standby letters of credit.
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029. The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of December 31, 2024, the outstanding balance of the 2029 Secured Notes was $575.0 million, and we subsequently issued an additional $250.0 million of the 2029 Secured Notes on January 10, 2025. As of March 11, 2025, $825.0 million of the 2029 Secured Notes were outstanding. See Note 19 – Subsequent Events, for additional information.
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
Cash Flows

	Year ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$61,771	$126,906
Net cash provided by (used in) investing activities	487,059	(74,756)
Net cash used in financing activities	(540,276)	(49,036)
Net change in cash, cash equivalents and restricted cash	$8,554	$3,114
The components of the net change in cash, cash equivalents and restricted cash were as follows:
Operating activities. Details of cash flows from operating activities follow.
Cash flows from operating activities for the year ended December 31, 2024, primarily reflected:
•a net loss of $113.2 million plus adjustments of $192.9 million for non-cash items; and
•a $18.0 million change in working capital accounts.
Cash flows from operating activities for the year ended December 31, 2023, primarily reflected:
•a net loss of $38.9 million plus adjustments of $185.5 million for non-cash items; and
•a $19.7 million change in working capital accounts.

Investing activities. Details of cash flows from investing activities follow.
Cash flows used in investing activities during the year ended December 31, 2024 primarily reflected:
•$332.7 million of cash inflows from the proceeds of the sale Ohio Gathering;
•$292.3 million of cash inflows from the proceeds of the Utica Sale (excluding Ohio Gathering);
•$69.3 million of cash inflows from the proceeds of the Mountaineer Transaction;
•$4.4 million of cash inflows from the sale of compressor equipment; partially offset by
•$154.2 million of cash outflows from the Tall Oak Acquisition; and
•$53.6 million of cash outflows for capital expenditures.
Cash flows used in investing activities during the year ended December 31, 2023 primarily reflected:
•$68.9 million of cash outflows for capital expenditures; and
•$3.5 million of capital contributions and costs for our equity method investment in Double E.
Financing activities. Details of cash flows from financing activities follow.
Cash flows used in financing activities during the year ended December 31, 2024 primarily reflected:
•$764.5 million of cash outflows for the 2026 Secured Notes Tender Offer and redemption of 2026 Secured Notes;
•$313.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$209.5 million of cash outflows from the redemption of 2026 Unsecured Notes;
•$49.8 million of cash outflows from the redemption of 2025 Senior Notes;
•$23.8 million of cash outflows for debt extinguishment costs;
•$15.5 million of cash outflows for repayments on the Permian Transmission Term Loan;
•$13.6 million of cash outflows for the Excess Cash Flow Offer;
•$6.9 million of cash outflows for the 2026 Secured Notes Asset Sale Offer; offset by
•$565.8 million of cash inflows from the issuance of the 2029 Secured Notes;
•$305.0 million of cash inflows from borrowings on the Amended and Restated ABL Facility.
Cash flows provided by financing activities during the year ended December 31, 2023 primarily reflected:
•$87.0 million of cash outflows for repayments on the ABL Facility;
•$29.7 million of cash outflows for the repurchase of 2025 Senior Notes;
•$10.5 million of cash outflows for repayments on the Permian Transmission Term Loan; offset by
•$29.5 million of borrowings under the 2026 Unsecured Notes; and
•$70.0 million from borrowings under the ABL Facility.
Contractual Obligations Update
The Company’s cash flows generated from operations are the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2024 through 2029 (in thousands):

	Total	2025	2026	2027	2028	2029
Amended and Restated ABL Facility, due July 2029 (1)	$405,792	$21,991	$21,991	$21,991	$21,991	$317,828
2029 Secured Notes, due October 2029 (2)	816,771	49,594	49,594	49,594	49,594	618,395
Permian Transmission Term Loan, due January 2028 (3)	151,786	25,439	24,624	24,185	77,538	—
Global Settlement for 2015 Blacktail release (4)	15,000	6,667	6,667	1,666	—	—
Lease obligations	12,754	7,818	2,641	2,066	124	105
Total (5)	$1,402,103	$111,509	$105,517	$99,502	$149,247	$936,328
(1)Amounts include an estimate for interest cost based on either the stated interest rate for fixed rate indebtedness or the interest rate in effect as of December 31, 2024 for variable rate indebtedness.

(2)Amounts do not reflect the additional $250.0 million of the 2029 Secured Notes that Summit Holdings issued on January 10, 2025. See Note 19 – Subsequent Events, for additional information.
(3)Amounts include mandatory principal repayments of $16.6 million in 2025, $17.0 million in 2026 and $17.8 million in 2027.
(4)Global Settlement amounts in the table exclude interest owed on the unpaid portion. See Note 10 - Commitments and Contingencies to the consolidated financial statements for additional details.
(5)Amounts exclude potential cumulative earn-out payments continuing through March 31, 2026 not to exceed $25.0 million in connection with an incurred earn-out liability as part of the Tall Oak Acquisition.
Capital Requirements
Our business is capital intensive, requiring significant investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our Partnership Agreement required that we categorize our capital expenditures as either:
•maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity; or
•expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.
In connection with the consummation of the Corporate Reorganization, the Partnership Agreement was amended to, among other things, reflect that all of the issued and outstanding limited partnership interests of the Partnership are held by Summit Midstream Corporation. For information on the Corporate Reorganization, see Note 1 - Organization, Business Operations, Corporate Reorganization and Presentation and Consolidation.
For the year ended December 31, 2024, cash paid for capital expenditures totaled $53.6 million which included $11.7 million of maintenance capital expenditures. For the year ended December 31, 2024, we contributed $3.9 million to Double E.
We rely primarily on internally generated cash flows, our cash balance as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our internally generated cash flows, current cash balance, our Amended and Restated ABL Facility and the Permian Transmission Credit Facilities, and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
We estimate that our 2025 capital program will range from $65.0 million to $75.0 million, including between $15.0 million and $20.0 million of maintenance capital expenditures. We estimate that we will make an additional investment in our Double E equity method investee of approximately $5.0 million.
There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and NGL industries and markets and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.
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
We have exposure due to nonperformance under our MVC contracts whereby a potential customer may not have the wherewithal to make its MVC shortfall payments when they become due. We typically receive payment for all prior-year MVC shortfall billings in the quarter immediately following billing. Therefore, our exposure to risk of nonperformance is limited to and accumulates during the current year-to-date contracted measurement period.

Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements.
Long-Lived Assets. Our long-lived assets consist of property, plant and equipment and intangible assets that have been obtained by multiple business combinations and property, plant and equipment that has been constructed in recent years. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information, asset specific information and other projections on the performance of the assets acquired (including an analysis of discounted cash flows which can involve assumptions on weighted average cost of capital and projected cash flows of the assets acquired). Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential and contractual obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can and often do, differ from our estimates.
As of December 31, 2024, we had net property, plant and equipment with a carrying value of approximately $1.8 billion and net intangible assets with a carrying value of approximately $154.3 million. When evidence exists that we will not be able to recover a long-lived asset’s carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposal. In this situation, we would recognize an impairment loss equal to the amount by which the carrying value exceeds the asset’s fair value. We determine fair value using a combination of approaches, including a market-based approach and an income-based approach in which we discount the asset’s expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.
We evaluate our equity method investments for impairment when we believe the current fair value may be less than the carrying amount and record an impairment if we believe the decline in value is other than temporary.
Business Combinations. In accordance with accounting guidance for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as trade names and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analysis. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of December 31, 2024, we had $575.0 million principal amount of fixed-rate debt, $305.0 million outstanding under our variable rate Amended and Restated ABL Facility and $129.3 million outstanding under our variable rate Permian Transmission Term Loan. As of December 31, 2024, we had $116.4 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2024, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $2.5 million assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility or Permian Transmission Term Loan.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and AMIs. Currently, our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Mid-Con customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Summit Midstream Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Midstream Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition and Divestitures – Purchase Price Accounting — Refer to Note 3 to the financial statements
Critical Audit Matter Description
As described in Note 3 to the consolidated financial statements, on December 2, 2024, the Company completed the acquisition of Tall Oak Midstream Operating, LLC (“Tall Oak”) for $155 million of cash, the issuance of 7,471,008 shares of Class B Common Stock of the Company and 7,471,008 Partnership Common Units of Summit Midstream Partners, LP, and up to $25 million contingent consideration in cash over certain measurement periods through March 31, 2026. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values on the date of acquisition. The valuation of assets acquired are based on preliminary appraisals, available market data, and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
We identified the valuation of property, plant and equipment related to the Tall Oak acquisition as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's selection of a weighted average cost of capital, and the preliminary fair value of the acquired property, plant and equipment assets.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's selection of a weighted average cost of capital, and the fair value of acquired property, plant and equipment included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management's controls over the assumptions used in the valuation of property, plant and equipment, including estimating the preliminary appraisal and fair value of the acquired property, plant and equipment, determination of the weighted average cost of capital, and reviewing the work of third-party specialists.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the purchase price allocation of the Tall Oak acquisition by:
◦Evaluating the appropriateness of the valuation methodology
◦Testing the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for property, plant and equipment, including comparing such estimates to independent market information to determine reasonableness.
◦Testing the methodology used for the valuation of rights-of-way.
◦Developing a range of independent estimates of the weighted average cost of capital and comparing to the weighted average cost of capital utilized by management.
•Evaluated management's use of experts related to the valuation of certain acquired assets including qualifications and methodology.
Property, Plant and Equipment, Net - Determination of Impairment Indicators– Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As described in Notes 2 and 5 to the Company's consolidated financial statements, the Company recorded approximately $1.8 billion of property, plant and equipment, net as of December 31, 2024. The Company tests assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the Company concludes that an asset’s carrying value will not be recovered through future cash flows, the Company recognizes an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value.
We have identified the determination of impairment indicators for long-lived assets as a critical audit matter due to the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. Auditing management’s judgements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment and the extent of specialized knowledge needed.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of impairment indicators for long-lived assets included the following, among others:
•We tested the effectiveness of internal controls over financial reporting related to management’s identification of possible impairment indicators for long-lived assets that may indicate the carrying amount of long-lived assets may not be recoverable.
•We evaluated management’s analysis of impairment indicators by:
◦Assessing whether long-lived assets having indicators of impairment were appropriately identified.
◦Considering industry reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management's analysis.
◦Evaluating management’s judgments around historical trends, macroeconomic and industry conditions, and whether projections are consistent with the Company’s operating strategy.
◦Inquiry of management over whether long-lived assets may be sold or otherwise disposed of significantly before the end of the assets' previously estimated useful life.

◦Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for long-lived assets.
/s/ Deloitte & Touche LLP
Houston, Texas
March 11, 2025
We have served as the Company’s auditor since 2009.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$22,822	$14,044
Restricted cash	2,377	2,601
Accounts receivable	77,058	76,275
Other current assets	16,014	5,502
Total current assets	118,271	98,422
Property, plant and equipment, net	1,785,029	1,698,585
Intangible assets, net	154,279	175,592
Investment in equity method investees	269,561	486,434
Other noncurrent assets	32,344	35,165
TOTAL ASSETS	$2,359,484	$2,494,198

LIABILITIES AND EQUITY
Trade accounts payable	$25,162	$22,714
Accrued expenses	38,176	32,377
Deferred revenue	9,595	10,196
Ad valorem taxes payable	9,544	8,543
Accrued compensation and employee benefits	11,222	6,815
Accrued interest	21,711	19,298
Accrued environmental remediation	1,430	1,483
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	16,580	15,524
Other current liabilities	34,714	10,395
Total current liabilities	174,801	134,012
Deferred tax liabilities	63,326	1,425
Long-term debt, net	976,995	1,455,166
Noncurrent deferred revenue	25,373	30,085
Noncurrent accrued environmental remediation	768	1,454
Other noncurrent liabilities	20,150	28,841
Total liabilities	1,261,413	1,650,983
Commitments and contingencies (Note 10)

Mezzanine Equity
Subsidiary Series A Preferred Units (93,039 issued and outstanding as of December 31, 2024 and December 31, 2023)	132,946	124,652

Equity
Series A Preferred Units (65,508 issued and outstanding as of December 31, 2023)	—	96,893
Common limited partner capital (10,376,189 issued and outstanding as of December 31, 2023)	—	621,670
Series A Preferred Stock (65,508 shares authorized, 65,508 issued and outstanding as of December 31, 2024)	110,230	—
Common Stock, $0.01 par value (42,000,000 authorized, 10,659,220 issued and outstanding as of December 31, 2024)	106	—
Class B Common Stock, $0.01 par value (7,471,008 shares authorized, 7,471,008 issued and outstanding as of December 31, 2024)	75	—
Additional paid-in capital	540,714	—
Accumulated deficit	(183,333)	—
Total Company stockholders’ equity	467,792	718,563
Noncontrolling interest	497,333	—
Total equity	965,125	718,563
TOTAL LIABILITIES AND EQUITY	$2,359,484	$2,494,198
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023
	(In thousands, except per-share amount)
Revenues:
Gathering services and related fees	$200,844	$248,223
Natural gas, NGLs and condensate sales	195,027	179,254
Other revenues	33,748	31,426
Total revenues	429,619	458,903
Costs and expenses:
Cost of natural gas and NGLs	114,996	112,462
Operation and maintenance	100,968	100,741
General and administrative	55,562	42,135
Depreciation and amortization	100,647	122,764
Transaction costs	30,956	1,251
Acquisition integration costs	165	2,654
(Gain) loss on asset sales, net	1	(260)
Long-lived asset impairment	68,260	540
Total costs and expenses	471,555	382,287
Other income, net	4,188	865
Gain on interest rate swaps	4,127	1,830
Gain (loss) on sale of business	82,187	(47)
Gain on sale of equity method investment	126,261	—
Interest expense	(115,446)	(140,784)
Loss on early extinguishment of debt	(50,075)	(10,934)
Income from equity method investees	24,197	33,829
Income (loss) before income taxes	33,503	(38,625)
Income tax expense	(146,678)	(322)
Net loss	$(113,175)	$(38,947)
Less: Net income attributable to Subsidiary Series A Preferred Units	(14,806)	(12,581)
Add: Net loss attributable to noncontrolling interest	5,822	—
Net loss attributable to Summit Midstream Corporation	$(122,159)	$(51,528)
Less: net income attributable to Series A Preferred Stock	(13,337)	(11,566)
Net loss attributable to common equity holders	$(135,496)	$(63,094)
Net loss per share:
Common stock – basic	$(12.78)	$(6.11)
Common stock – diluted	$(12.78)	$(6.11)

Weighted-average number of shares outstanding:
Common stock – basic	10,600	10,334
Common stock – diluted	10,600	10,334

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS EQUITY

		Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
				Summit Midstream Corporation Stockholders
		Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earning (Deficit)	Non-controlling interest	Total Equity

Partners’ capital, December 31, 2022		$85,327	$679,491	$—	$—	$—	$—	$—	$—	$764,818
Net income (loss)		11,566	(63,094)	—	—	—	—	—	—	(51,528)
Equity compensation		—	6,566	—	—	—	—	—	—	6,566
Tax withholdings and associated payments on vested SMLP LTIP awards		—	(1,293)	—	—	—	—	—	—	(1,293)
Partners’ capital, December 31, 2023	$—	$96,893	$621,670	$—	$—	$—	$—	$—	$—	$718,563
Net income (loss)		7,668	47,837	5,669	—	—		(183,333)	(5,822)	(127,981)
Equity compensation		—	5,415	—	—	—	3,146	—	—	8,561
Tax withholdings and associated payments on vested SMLP LTIP awards		—	(1,882)	—	—	—	(144)	—	—	(2,026)
Corporate Reorganization		(104,561)	(673,040)	104,561	106	—	672,934	—	—	—
Tax impact of Corporate Reorganization		—	—	—	—	—	32,349	—	—	32,349
Tax impact of Up-C Structure		—	—	—	—	—	52,582	—	—	52,582
Issuance of noncontrolling interest (Tall Oak Acquisition)		—	—	—	—	75	(220,153)	—	503,155	283,077
Equity, December 31, 2024	$—	$—	$—	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(113,175)	$(38,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	146,831	—
Depreciation and amortization	101,585	123,702
Noncash lease expense	1,658	3,773
Amortization of debt issuance costs	11,439	12,685
Equity compensation	8,561	6,566
Income from equity method investees	(24,197)	(33,829)
Distributions from equity method investees	36,190	57,572
(Gain) loss on asset sales, net	1	(260)
Foreign currency (gain) loss	42	(102)
(Gain) loss on earn-out	(6)	599
Loss on early extinguishment of debt	50,075	10,934
(Gain) loss on sale of business	(82,187)	47
Gain on sale of equity method investment	(126,261)	—
Unrealized loss on interest rate swaps	914	3,318
Long-lived asset impairment	68,260	540
Changes in operating assets and liabilities:
Accounts receivable	3,004	(3,352)
Trade accounts payable	1,119	4,483
Accrued expenses	(625)	5,586
Deferred revenue	(5,075)	(6,467)
Ad valorem taxes payable	1,001	(1,702)
Accrued interest	2,413	1,943
Accrued environmental remediation, net	(739)	(768)
Other, net	(19,057)	(19,415)
Net cash provided by operating activities	61,771	126,906
Cash flows from investing activities:
Capital expenditures	(53,611)	(68,905)
Cash consideration paid for Tall Oak Acquisition, net of cash acquired	(154,154)	—
Proceeds from Utica Sale (excluding Ohio Gathering)	292,266	—
Proceeds from sale of Ohio Gathering	332,734	—
Proceeds from Mountaineer Transaction	69,304	—
Proceeds from asset sale	4,400	260
Investment in Double E equity method investee	(3,880)	(3,500)
Other, net	—	(2,611)
Net cash provided by (used in) investing activities	487,059	(74,756)
Cash flows from financing activities:
Debt repayments - Amended and Restated ABL Facility	(313,000)	(87,000)
Debt repayments - Redemption of 2026 Unsecured Notes	(209,510)	—
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	(13,626)	—
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	(6,910)	—
Debt repayments - Repurchase of 2025 Senior Notes	—	(29,650)
Debt repayments - Permian Transmission Term Loan	(15,524)	(10,507)
Debt repayments - 2025 Senior Notes Redemption	(49,783)	—
Debt repayments - 2026 Secured Notes Tender Offer and Redemption	(764,464)	—
Borrowings on Amended and Restated ABL Facility	305,000	70,000
Issuance of 2026 Unsecured Notes	—	29,480
Issuance of 2029 Secured Notes	565,800	—
Distributions on Subsidiary Series A Preferred Units	(6,513)	(6,512)
Debt extinguishment costs	(23,791)	(10,306)
Debt issuance costs	(4,675)	(2,968)
Other, net	(3,280)	(1,573)
Net cash used in financing activities	(540,276)	(49,036)
Net change in cash, cash equivalents and restricted cash	8,554	3,114
Cash, cash equivalents and restricted cash, beginning of period	16,645	13,531
Cash, cash equivalents and restricted cash, end of period	$25,199	$16,645
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, CORPORATE REORGANIZATION, BUSINESS OPERATIONS AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Corporation (including its subsidiaries, collectively the “Company”) was incorporated under the laws of the State of Delaware on May 14, 2024 for the purpose of effecting the reorganization (the “Corporate Reorganization”) of Summit Midstream Partners, LP, a Delaware master limited partnership (“SMLP”), in which the Company was incorporated to serve as the new parent holding company of SMLP. The Company’s common stock, par value $0.01 per share (“common stock”), is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SMC.” SMLP was formed in May 2012, and prior to August 1, 2024, SMLP’s common units were listed on the NYSE under the ticker symbol “SMLP.” Upon completion of the Tall Oak Acquisition (as defined herein) on December 2, 2024, ownership of SMLP shifted to an Up‑C tax structure, with the Company owning SMLP alongside holders of a noncontrolling limited partnership interest.
The Company is a value-oriented company focused on developing, owning and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental United States. The Company’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its subsidiary holding company, Summit Midstream Holdings, LLC, a Delaware limited liability company (“Summit Holdings”).
Corporate Reorganization. In connection with the Corporate Reorganization, SMLP entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SMLP, the Company, Summit SMC NewCo, LLC (“Merger Sub”), a wholly owned subsidiary of the Company, and Summit Midstream GP, LLC (the “General Partner”). Pursuant to the Merger Agreement, Merger Sub merged with and into SMLP (the “Merger”), with SMLP continuing as the surviving entity and a wholly owned subsidiary of the Company, with (i) each then outstanding common unit representing limited partner interests in SMLP automatically converting into the right to receive one share of the Company’s common stock and (ii) each then outstanding Series A Fixed to Floating Rate Cumulative Redeemable Perpetual Preferred Unit (“Series A Preferred Unit”) automatically converting into the right to receive one share of Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) of the Company. The Merger was accounted for as a common-control transaction between SMLP and Summit Midstream Corporation as a result of SMLP’s unitholders controlling both SMLP and Summit Midstream Corporation before and after the Merger. Upon consummation of the Corporate Reorganization, Summit Midstream Corporation recognized (i) income tax expense in its consolidated statements of operations for temporary differences that existed as of the date of the Corporate Reorganization, (ii) a tax benefit to equity due to changes in tax basis in assets and liabilities and (iii) a net deferred tax liability in its consolidated balance sheets. Upon completion of the Merger, SMLP’s common limited partner capital accounts were eliminated and replaced with shares of common stock, paid in capital, and retained deficit. Additionally, the Series A Preferred Units were exchanged for an equivalent number of shares of Series A Preferred Stock, with no substantive changes in contractual terms or investor cash flows.
As a result of the Corporate Reorganization, periods prior to August 1, 2024 reflect Summit Midstream as a limited partnership, not a corporation. References to common units for periods prior to the Corporate Reorganization refer to common units of SMLP, and references to common stock for periods following the Corporate Reorganization refer to shares of common stock of the Company.
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
Presentation and Consolidation. The Company prepares its consolidated financial statements in accordance with GAAP as established by the FASB. The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates. The consolidated financial statements include the assets, liabilities and results of operations of Summit Midstream Corporation and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY
Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that has restrictions on its availability to the Company is classified as restricted cash. The restricted cash balance of $2.4 million and $2.6 million as of December 31, 2024 and 2023, respectively, is related to proceeds that are available to finance Permian Transmission’s debt service or other general corporate purposes of Permian Transmission. See Note 9 - Debt for additional information.
Accounts Receivable. Accounts receivable relate to gathering and other services provided to the Company’s customers and other counterparties. The Company evaluates the collectability of its accounts receivable and the need for an allowance for doubtful accounts based on customer-specific facts and circumstances. To the extent the collectability of a specific customer or counterparty receivable is doubtful, the Company recognizes an allowance for doubtful accounts. Uncollectible receivables are written off when a settlement is reached for an amount that is less than the outstanding historical balance or a receivable amount is deemed otherwise unrealizable.
Other. As of December 31, 2024, other current assets and other current liabilities include a $9.8 million insurance receivable and a corresponding liability, in connection with an insured claim that was fully settled during January 2025.
Property, Plant and Equipment. The Company records its property, plant and equipment at historical cost of construction or its fair value at the time of acquisition. The Company capitalizes expenditures that extend the useful life of an asset or enhance its productivity or efficiency from its original design over the expected remaining period of use. For maintenance and repairs that do not add capacity or extend the useful life of an asset, the Company recognizes expenditures as an expense as incurred. The Company capitalizes project costs incurred during construction, including interest on funds borrowed to finance the construction of facilities and pipelines, as construction in progress. Accrued capital expenditures are reflected in trade accounts payable.
The Company records depreciation on a straight-line basis over an asset’s estimated useful life and bases its estimates for useful life on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Estimates of useful lives follow.

Useful lives (In years)
Gathering and processing systems and related equipment	12-30
Other	3-15
Construction in progress is depreciated consistent with its applicable asset class once it is placed in service. Land and line fill are not depreciated.
The Company bases an asset’s carrying value on estimates, assumptions and judgments for useful life and salvage value. Upon sale, retirement or other disposal, the Company removes the carrying value of an asset and its accumulated depreciation from its balance sheet and recognizes the related gain or loss, if any.
Asset Retirement Obligations. The Company records a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, the Company evaluates whether the expected retirement date and related costs of retirement can be estimated. The Company has concluded that its gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because the Company does not have sufficient information to reasonably estimate the amount or timing of such obligations and does not have any current plan to discontinue use of any significant assets, the Company did not provide for any asset retirement obligations as of December 31, 2024 or 2023.
Amortizing Intangibles. The Company has certain acquired gas gathering contracts that had above-market pricing structures at the acquisition date and the Company amortizes these favorable contracts using a straight-line method over the contract’s estimated useful life. The Company defines useful life as the period over which the contract is expected to contribute to the Company’s future cash flows. These favorable contracts have original terms ranging from 10 years to 20 years and the Company recognizes the amortization expense associated with these contracts in Other revenues.
The Company amortizes all other gas gathering contracts, or contract intangibles, over the period of economic benefit based upon expected revenues over the life of the contract. The useful life of these contracts ranges from 3 years to 25 years. The Company recognizes the amortization expense associated with these contracts in Depreciation and amortization expense.
The Company also has rights-of-way associated with municipal easements and easements granted within existing rights-of-way. The Company amortizes these intangible assets over the shorter of the contractual term of the rights-of-way or the estimated useful life of the gathering system. The contractual terms of the rights-of-way range from 20 years to 30 years and the Company recognizes the amortization expense associated with these rights-of-way assets in Depreciation and amortization expense.

Equity Method Investment. The Company accounts for its investment in which it exercises significant influence using the equity method so long as it (i) does not control the investee and (ii) is not the primary beneficiary. The Company reflects this investment in its consolidated balance sheets under the caption titled “investment in equity method investees.”
The Company recognizes an other-than-temporary impairment for losses in the value of equity method investees when evidence indicates that the carrying amount is no longer supportable. Evidence of a loss in value might include, but is not limited to, absence of an ability to recover the carrying amount of the investment or an inability of the equity method investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The Company evaluates its equity method investments for impairment whenever a triggering event exists that would indicate a need to assess the investment for potential impairment.
Impairment of Long-Lived Assets. The Company tests assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the Company concludes that an asset’s carrying value will not be recovered through future cash flows, the Company recognizes an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value. The Company determines fair value using a combination of market-based and income-based approaches.
Environmental Matters. The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties or insurers are recorded as assets when their realization is assured beyond a reasonable doubt.
Commitments and Contingencies. When required, the Company records accruals for loss contingencies in accordance with FASB ASC 450, Contingencies. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.
Mezzanine Equity. A noncontrolling interest is reported as a component of equity unless the noncontrolling interest is considered redeemable, in which case the noncontrolling interest is recorded between liabilities and equity (mezzanine or temporary equity) in the Company’s consolidated balance sheet.
Noncontrolling Interest. Noncontrolling interests represent the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the consolidated balance sheet. The Company’s noncontrolling interest was established in December 2024 in connection with the Tall Oak Acquisition, as a result of the Company owning SMLP alongside the former owners of Tall Oak. See Note 3 - Acquisition and Divestitures for additional information.
As of December 31, 2024, the noncontrolling interest on the Company’s balance sheet reflects a 41.2% noncontrolling interest in SMLP.
Revenue. The Company provides gathering and/or processing services principally under contracts that contain one or more of the following arrangements described below:
•Fee-based arrangements. Under fee-based arrangements, the Company receives a fee or fees for one or more of the following services (i) natural gas gathering, treating, transporting, compressing and/or processing, (ii) crude oil and/or produced water gathering and (iii) fresh water delivery services.
•Percent-of-proceeds arrangements. Under percent-of-proceeds arrangements, the Company generally purchases natural gas from producers at the wellhead, or other receipt points, gathers the wellhead natural gas through its gathering system, treats and compresses the natural gas, processes the natural gas and/or sells the natural gas to a third party for processing. The Company then remits to its producers an agreed-upon percentage of the actual proceeds received from sales of the residue natural gas and NGLs. Certain of these arrangements may also result in returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. The margins earned are directly related to the volume of natural gas that flows through the system and the price at which the Company is able to sell the residue natural gas and NGLs.
The majority of the Company’s contracts have a single performance obligation which is either to provide gathering services (an integrated service) or sell natural gas, NGLs and condensate, which are both satisfied when the related natural gas, crude oil and produced water are received and transferred to an agreed upon delivery point. The Company also has certain contracts with multiple performance obligations. They include an option for the customer to acquire additional services such as contracts containing minimum volume commitment (“MVCs”). These performance obligations would also be satisfied when the related natural gas, crude oil and produced water are received and transferred to an agreed upon delivery point. In these instances, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each service in the contract.
Performance obligations for gathering services are generally satisfied over time. The Company utilizes either an output method (i.e., measure of progress) for guaranteed, stand-ready service contracts or an asset/system delivery time estimate for non-guaranteed, as-available service contracts.
Performance obligations for the sale of natural gas, NGLs and condensate are satisfied at a point in time. There are no significant judgments for these transactions because the customer obtains control based on an agreed upon delivery point.
Services are typically billed on a monthly basis and the Company does not offer extended payment terms. The Company does not have contracts with financing components.
For the contracts described above, the Company reflects its revenues in the financial statement captions described below.

Financial statement caption:	Revenue description:
Revenues:
Gathering services and related fees	•Revenue earned from fee-based gathering, compression, treating and processing services;
Natural gas, NGLs and condensate sales
•Revenue from the sale of physical natural gas purchased from customers percent-of- proceeds arrangements (Costs are presented within cost of natural gas and NGLs);
•Revenue from sale of condensate and NGLs retained from gathering services;

Other revenues
•Reimbursements to the Company for costs incurred on customer’s behalf (Recorded on a gross basis with corresponding costs included in operations and maintenance expense);
•Revenue for freshwater deliveries;
•Lease revenue;
•Contract amortization; and
•Revenue for management fees related to Double E
(as defined herein).

Certain of the Company’s gathering and/or processing agreements provide for monthly MVCs. Under these MVCs, customers agree to ship and/or process a minimum volume of production on the Company’s gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to the Company at the end of the contracted measurement period if its actual throughput volumes are less than its contractual MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customers throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.
Many of the Company’s gas gathering agreements contain provisions that can reduce or delay the cash flows that it expects to receive from MVCs to the extent that a customer’s actual throughput volumes are above or below its MVC for the applicable contracted measurement period. These provisions include the following:
•To the extent that a customer’s throughput volumes are less than its MVC for the applicable period and the customer makes a shortfall payment, it may be entitled to an offset in one or more subsequent periods to the extent that its throughput volumes in subsequent periods exceed its MVC for those periods. In such a situation, the Company would not receive gathering fees on throughput in excess of that customer’s MVC (depending on the terms of the specific gas gathering agreement) to the extent that the customer had made a shortfall payment with respect to one or more preceding measurement periods (as applicable).
•To the extent that a customer’s throughput volumes exceed its MVC in the applicable contracted measurement period, it may be entitled to apply the excess throughput against its aggregate MVC, thereby reducing the period for which its annual MVC applies. As a result of this mechanism, the weighted-average remaining period for which the Company’s MVCs apply will be less than the weighted-average of the originally stated MVC contractual terms.

•To the extent that certain of the Company’s customers’ throughput volumes exceed its MVC for the applicable period, there is a crediting mechanism that allows the customer to build a bank of credits that it can utilize in the future to reduce shortfall payments owed in subsequent periods, subject to expiration if there is no shortfall in subsequent periods. The period over which this credit bank can be applied to future shortfall payments varies, depending on the particular gas gathering agreement.
The Company recognizes customer obligations under their MVCs as revenue and contract assets when (i) it considers it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right. In making this determination, the Company considers both quantitative and qualitative facts and circumstances, including, but not limited to, contract terms, capacity of the associated pipeline or receipt point and/or expectations regarding future investment, drilling and production.
The majority of the Company’s revenue is derived from long-term, fee-based contracts with its customers, which include original terms of up to 25 years. The Company also earns revenue in the Rockies, Piceance and Mid-Con reporting segments from the sale of physical natural gas purchased from certain customers under percent-of-proceeds arrangements which are reported in Natural gas, NGLs and condensate sales. However, the gathering fees associated with these gathering contracts are presented net within cost of natural gas and NGLs. The Company also sells condensate and NGLs retained from certain of its gathering services in the Piceance, Rockies and Mid-Con reporting segments. Revenues from the sale of natural gas and condensate are recognized in Natural gas, NGLs and condensate sales; the associated expense is included in Operation and maintenance expense. Certain customers reimburse the Company for costs incurred on their behalf. The Company records costs incurred and reimbursed by its customers on a gross basis, with the revenue component recognized in Other revenues and the associated expense included in operations and maintenance expense.
The transaction price in the Company’s contracts is primarily based on the volume of natural gas, crude oil or produced water transferred by its gathering systems to the customer’s agreed upon delivery point multiplied by the contractual rate. For contracts that include MVCs, variable consideration up to the MVC will be included in the transaction price. For contracts that do not include MVCs, the Company does not estimate variable consideration because the performance obligations are completed on a daily basis. For contracts containing noncash consideration such as fuel received in-kind, the Company measures the transaction price at the point of sale when the volume, mix and market price of the commodities are known.
The Company has contracts with MVCs that are variable and constrained. Contracts with longer than monthly MVCs are reviewed on a quarterly basis and adjustments to those estimates are made during each respective reporting period, if necessary.
The transaction price is allocated if the contract contains more than one performance obligation such as contracts that include MVCs. The transaction price allocated is based on the MVC for the applicable measurement period.
Share-Based Compensation. For awards of share-based compensation, the Company determines a grant date fair value and recognizes the related compensation expense in the statements of operations over the vesting period for each respective award.
Income Taxes. Prior to the consummation of the Corporate Reorganization on August 1, 2024, SMLP was treated as a partnership for federal and state income tax purposes, in which the taxable income or loss generally was passed through to its unitholders. SMLP was also subject to the Texas margin tax. Therefore, for periods prior to the Corporate Reorganization, with the exception of the state of Texas, SMLP did not directly pay federal and state income taxes and no entity-level income tax provision was recognized, other than for the effects of the Texas margin tax.
Effective with the Corporate Reorganization, the Company became subject to federal and state income taxes as a C-corporation. As such, it accounts for income taxes, as required, under ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the relevant years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income or loss in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
We record income tax balances in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. For tax positions which do not meet the more-likely-than-not threshold, we record uncertain tax positions in accordance with ASC 740.

Interest Rate Swaps. Interest rate swap agreements are reported as either assets or liabilities on the consolidated balance sheet at fair value. Interest rate swap agreements are not designated as cash-flow hedges, and accordingly, changes in fair value are recorded in earnings. The Company does not use interest rate swap agreements for speculative purposes.
Accounting standards recently implemented. ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances disclosures on reportable segments and provides additional detailed information about significant segment expenses. The guidance in ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on this annual report as of and for the year ended December 31, 2024.
New accounting standards not yet implemented in this Annual Report. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on our disclosures.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact this standard will have on our disclosures.
3. ACQUISITION AND DIVESTITURES
Tall Oak Business Contribution Agreement. On December 2, 2024, the Company completed the transaction contemplated in the Business Contribution Agreement (the “Tall Oak Business Contribution Agreement”), by and among the Company, SMLP, and Tall Oak Midstream Holdings, LLC, a Delaware limited liability company (“Tall Oak Parent”), pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak Midstream Operating, LLC, a Delaware limited liability company (“Tall Oak”), to the Company in exchange for an aggregate amount equal to (i) $425.0 million, consisting of (a) $155.0 million in cash consideration, subject to certain adjustments contemplated by the Tall Oak Business Contribution Agreement, and (b) 7,471,008 shares of Class B Common Stock and 7,471,008 Partnership Common Units, plus (ii) potential cumulative earn-out payments continuing through March 31, 2026, not to exceed $25.0 million in the aggregate, that Tall Oak Parent may become entitled to receive pursuant to the Tall Oak Business Contribution Agreement, subject to Tall Oak and its customers meeting certain development requirements (the “Tall Oak Acquisition”). During the year ended December 31, 2024 the Company paid $0.8 million to Tall Oak Midstream Management, LLC for transition services in connection with the Tall Oak acquisition, which is recorded within general and administrative expense on the consolidated statements of operations.
The estimated fair values of certain assets and liabilities, including property, plant and equipment and other intangible assets required the use of significant judgements and estimates. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. The Company continues to assess the fair values of the assets acquired and liabilities assumed.
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

Preliminary Purchase Price Allocation (in thousands):
Total consideration paid for Tall Oak (1)	$459,305
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	846
Accounts receivable	10,925
Other current assets	4,741
Property, plant and equipment, net	439,556
Intangibles	17,000
Trade accounts payable, accrued expenses and other	(13,763)
Net assets acquired and liabilities assumed	$459,305
(1) Purchase price consideration includes $283.1 million of equity consideration.
The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The valuation of certain assets, including property, are based on preliminary appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers.
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of 30 years.
From the date of the Tall Oak Acquisition through December 31, 2024, revenues and operating income associated with the operations acquired through the acquisition totaled $6.8 million and $3.3 million, respectively.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of SMC as if the Tall Oak Acquisition had occurred on January 1, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$519,456	$575,348
Net loss	$(94,020)	$(6,387)
The unaudited pro forma information is for information purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at January 1, 2023, nor is it necessarily indicative of future operating results.
Summit Utica Sale. On March 22, 2024, SMLP completed the disposition of Summit Midstream Utica, LLC (“Summit Utica”) to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments (the “Utica Sale”). Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in Ohio Gathering Company, L.L.C. (“OGC”), (ii) approximately 38% of the issued and outstanding equity interests in Ohio Condensate Company, L.L.C. (“OCC” and, together with OGC, “Ohio Gathering”) and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
During the quarterly period ended March 31, 2024, the Company recognized a total gain on the disposition of Summit Utica of $212.5 million based on total cash proceeds received of $625.0 million and net assets sold of $412.5 million. A portion of the cash proceeds was used to reduce amounts outstanding under the Company’s existing asset-based revolving credit facility and pay the costs and expenses in connection with the 2026 Secured Notes Asset Sale Offer (as defined herein) (see Note 8 - Debt, for additional information).
The purchase and sale agreement for the sale of Summit Utica did not discretely list values for OGC, OCC or SMLP’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, the Company derived a fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its consolidated financial statements. The estimated fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. Based on these fair values, the Company recognized a gain on the disposition of the Utica midstream business of $85.6 million, which is recorded within gain on sale of business in the

Company’s consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of Ohio Gathering in the Company’s consolidated statements of operations.
Mountaineer Midstream System. On May 1, 2024, SMLP completed the sale of its Mountaineer Midstream Company, LLC (“Mountaineer Midstream”) system, to Antero Midstream LLC for a cash sale price of $70.0 million, subject to customary post-closing adjustments (the “Mountaineer Transaction”). Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, SMLP sold related compression assets located in the Marcellus Shale to a compression service provider for cash consideration of approximately $5 million in April 2024.
During the year ended December 31, 2024, the Company recognized an impairment of $68.0 million in connection with the Mountaineer Transaction and the sale of compression assets based on their estimated fair value and net assets of approximately $143.0 million.
4. REVENUE
The following table presents estimated revenue expected to be recognized over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.
The Company applies the practical expedient in paragraph 606-10-50-14 of Topic 606 for certain arrangements that are considered optional purchases (i.e., there is no enforceable obligation for the customer to make purchases) and those amounts are therefore excluded from the table.

	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Gathering services and related fees	$37,557	$26,568	$7,965	$5,325	$—	$—
Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 18 -Segment Information.

	Year ended December 31, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Rockies	$63,219	$190,535	$14,757	$268,511
Permian	—	—	3,641	3,641
Piceance	73,115	2,775	5,109	80,999
Mid-Con	45,659	1,717	9,515	56,891
Northeast	18,851	—	—	18,851
Total reportable segments	200,844	195,027	33,022	428,893
Corporate and other	—	—	726	726
Total	$200,844	$195,027	$33,748	$429,619

	Year ended December 31, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Rockies	$65,869	$173,688	$15,474	$255,031
Permian	—	—	3,570	3,570
Piceance	81,041	4,788	5,588	91,417
Mid-Con	37,508	778	6,831	45,117
Northeast	63,805	—	—	63,805
Total reportable segments	248,223	179,254	31,463	458,940
Corporate and other	—	—	(37)	(37)
Total	$248,223	$179,254	$31,426	$458,903

5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow.

	December 31, 2024	December 31, 2023
	(In thousands)
Gathering and processing systems and related equipment	$2,372,881	$2,335,980
Construction in progress	57,611	56,064
Land and line fill	12,816	11,534
Other	66,303	65,029
Total	2,509,611	2,468,607
Less: accumulated depreciation	(724,582)	(770,022)
Property, plant and equipment, net	$1,785,029	$1,698,585
When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs under GAAP’s fair value hierarchy. The Company recognized $68.3 million and $0.5 million of impairments during the fiscal years ended December 31, 2024 and 2023, respectively. The Company cannot predict the likelihood of future impairments, if any.
Depreciation expense and capitalized interest for the Company follow.

	Year ended December 31,
	2024	2023
	(In thousands)
Depreciation expense	$85,615	$95,307
Capitalized interest	1,164	1,284
6. INTANGIBLE ASSETS
Details regarding the Company’s intangible assets follow.

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(16,685)	$4,378
Contract intangibles	146,900	(134,885)	12,015
Rights-of-way	197,077	(67,627)	129,450
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$373,476	$(219,197)	$154,279

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(15,747)	$5,316
Contract intangibles	270,412	(247,024)	23,388
Rights-of-way	205,358	(66,906)	138,452
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$505,269	$(329,677)	$175,592

The Company recognized amortization expense of its favorable gas gathering contracts in Other revenues as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Amortization expense – favorable gas gathering contracts	$938	$938
The Company recognized amortization expense of its contract and right of way intangibles in costs and expenses as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Amortization expense – contract intangibles	$7,093	$18,881
Amortization expense – rights-of-way	7,940	8,576
The Company’s estimated aggregate annual amortization expected to be recognized for each of the five succeeding fiscal years and thereafter, as of December 31, 2024, follows.

(In thousands)
2025	$15,603
2026	14,185
2027	8,724
2028	8,557
2029	8,007
Thereafter	90,767
$145,843
7. EQUITY METHOD INVESTMENTS
As of December 31, 2024, the Company has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Company sold its investment in Ohio Gathering and recognized a $126.3 million gain, which is recorded within Gain on sale of equity method investment within the consolidated statements of operations. See Note 3 - Acquisition and Divestitures for additional information.
Details of the Company’s equity method investments follow.

	December 31, 2024	December 31, 2023
	(In thousands)
Double E (1)	$269,561	$276,221
Ohio Gathering	—	210,213
Total	$269,561	$486,434
(1) The Company’s investment balance in Double E includes capitalized interest costs.
Double E. The Company, through its wholly owned subsidiary Summit Permian Transmission, LLC (“Summit Permian
Transmission”), has a 70% ownership in Double E Pipeline, LLC (“Double E”). Double E owns a long-haul natural gas pipeline (the “Double E Pipeline”) that provides transportation service for residue natural gas from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. The Double E Pipeline commenced operations in November 2021 and during the years ended December 31, 2024 and 2023, the Company made cash investments of $3.9 million and $3.5 million, respectively, in Double E. During the year ended December 31, 2024, Double E made distributions to its investors totaling $36.4 million of which the Company received $25.5 million. All amounts received by the Company were utilized for payment of interest and principal on the Permian Transmission Term Loan and distributions to the holders of the Subsidiary Series A Preferred Units.
Double E is deemed to be a variable interest entity as defined in GAAP. Summit Permian Transmission was not deemed to be the primary beneficiary of Double E due to the voting rights of Double E’s other owner regarding significant matters. The Company accounts for its ownership interest in Double E as an equity method investment because it has significant influence over Double E.

Summarized balance sheet information for Double E follows (amounts represent 100% of investee financial information).

	December 31, 2024	December 31, 2023
	(In thousands)
Current assets	$10,762	$11,410
Noncurrent assets	385,837	391,777
Total assets	$396,599	$403,187

Current liabilities	$10,987	$6,373
Noncurrent liabilities	11,890	13,727
Total liabilities	$22,877	$20,100
Summarized statements of operations information for Double E follows (amounts represent 100% of investee financial information).

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Total revenues	$52,981	$42,335
Total operating expenses	28,328	26,868
Net income	$24,660	$15,467
As of December 31, 2024 and 2023, the Company’s carrying amount of its interest in Double E approximated its underlying investment.
Ohio Gathering. The Company had an investment in OGC and OCC that was collectively referred to as Ohio Gathering. Ohio Gathering owned, operated and developed midstream infrastructure consisting of a liquids-rich natural gas gathering system, a dry natural gas gathering system and a condensate stabilization facility in the Utica Shale in southeastern Ohio. Ohio Gathering provided gathering services pursuant to primarily long-term, fee-based gathering agreements, which included acreage dedications. The Company made its initial investment in Ohio Gathering in 2014 and owned approximately 36.5% of OGC and approximately 38.2% of OCC as of December 31, 2023.
As previously discussed, on March 22, 2024, the Company completed the Utica Sale. Summit Utica was the owner of Ohio Gathering. Ohio Gathering was accounted for as an equity method investment because it had joint control with non-affiliated owners, which gave the Company significant influence. For the years ended December 31, 2024 and 2023, equity in earnings from our equity method investee Ohio Gathering totaled $7.0 million and $22.9 million, respectively.
8. DEFERRED REVENUE
The balances in deferred revenue as of December 31, 2024 and 2023 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

(In thousands)
Current deferred revenue, January 1, 2024	$10,196
Additions	8,258
Less: revenue recognized and other	(8,859)
Current deferred revenue, December 31, 2024	$9,595
An update of noncurrent deferred revenue follows.

(In thousands)
Noncurrent deferred revenue, January 1, 2024	$30,085
Additions	4,652
Less: reclassification to current deferred revenue and other	(9,364)
Noncurrent deferred revenue, December 31, 2024	$25,373

9. DEBT
Debt for the Company as of December 31, 2024 and 2023 follows.

	December 31, 2024	December 31, 2023
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$305,000	$313,000
Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	129,321	144,846
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029 (1)	575,000	—
2026 Unsecured Notes: 12.00% senior unsecured notes due October 2026	—	209,510
2025 Senior Notes: 5.75% senior unsecured notes due April 2025	—	49,783
2026 Secured Notes: 8.50% senior second lien notes due October 2026	—	785,000
Less: unamortized debt discount and debt issuance costs	(15,746)	(31,449)
Total debt, net of unamortized debt discount and debt issuance costs	993,575	1,470,690
Less: current portion of Permian Transmission Term Loan	(16,580)	(15,524)
Total long-term debt	$976,995	$1,455,166
(1) Excludes the additional $250.0 million of 2029 Secured Notes issued on January 10, 2025. See Note 19 – Subsequent Events, for additional information.
The aggregate amount of Company’s debt maturing during each of the years after December 31, 2024 are as follows (in thousands):

2025	$16,580
2026	16,967
2027	17,769
2028	78,005
2029 (1)	880,000
Thereafter	—
Total debt	$1,009,321
(1) Excludes the additional $250.0 million of 2029 Secured Notes issued on January 10, 2025. See Note 19 – Subsequent Events, for additional information.
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to that certain Amended and Restated Loan and Security Agreement (the “Amended and Restated ABL Agreement”), with SMLP, the subsidiaries party thereto, Bank of America, N.A., as agent, and the several lenders and other agents party thereto, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of December 31, 2024, the most recent borrowing base determination of eligible assets, which does not include any additions for the acquired Tall Oak assets, totaled $532.0 million, an amount greater than the $500.0 million of aggregate lending commitments.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated

ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”).
Borrowings under the Amended and Restated ABL Facility bear interest at rates equal to, at the election of Summit Holdings, at a SOFR-based rate or a base rate, in each case, plus an applicable borrowing margin based on our Total Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement consistent with the Amended and Restated ABL Facility). The applicable margin for base rate loans varies from 1.50% to 2.25% and the applicable margin for SOFR-based loans varies from 2.50% to 3.25%, in each case, depending on the Company’s Total Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement).
The Amended and Restated ABL Facility (together with certain Secured Bank Product Obligations (as defined in the Amended and Restated ABL Agreement)) is jointly and severally guaranteed, on a senior first-priority secured basis (subject to permitted liens), by SMLP, Summit Holdings and each of the Amended and Restated ABL Facility Subsidiary Guarantors.
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of December 31, 2024, the First Lien Net Leverage Ratio was 0.41:1.00 and the Interest Coverage Ratio was 2.84:1.00, in each case including the pro forma impacts of (i) the issuance of the Additional 2029 Secured Notes (as defined herein) and (ii) the Moonrise Acquisition (as defined herein), and the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility. See Note 19 - Subsequent Events for additional information.
The Amended and Restated ABL Facility contains certain events of default customary for instruments of this type. In the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization with respect to Summit Holdings, all outstanding Obligations (as defined in the Amended and Restated ABL Agreement) will become due and payable immediately without further action or notice and all Commitments (as defined in the Amended and Restated ABL Agreement) under the Amended and Restated ABL Facility will terminate.
Pursuant to the Amended and Restated ABL Agreement, the Obligations (as defined in the Amended and Restated ABL Agreement) are generally secured by a first priority lien on and security interest in (subject to permitted liens), subject to certain exclusions and limitations set forth in the Amended and Restated ABL Agreement, (i) substantially all of the personal property of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors, (ii) all equity interests in Summit Holdings and certain other entities, all debt securities and certain rights related to the foregoing, in each case, owned by the Company, (iii) Closing Date Material Gathering Station Real Property and Closing Date Pipeline Material Gathering Station Real Property (each, as defined in the Amended and Restated ABL Agreement) and certain other material real property interests (including improvements thereon) of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors as provided in the Amended and Restated ABL Agreement and (iv) all proceeds of the foregoing collateral.
As of December 31, 2024, the applicable margin under the adjusted SOFR borrowings was 2.75%, the interest rate was 7.21%, and the total available borrowing capacity totaled $194.2 million, after giving effect to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit.
Intercreditor Agreement. On November 2, 2021, in connection with the entry into the ABL Facility and issuance of the 2026 Secured Notes, Summit Holdings and the other guarantors party thereto entered into an Intercreditor Agreement (as reaffirmed and modified by the Notice of Reaffirmation (as defined below), the “Intercreditor Agreement”) with Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders. On July 26, 2024, in connection with and substantially concurrently with the entry into the Amended and Restated ABL Agreement, Bank of America, N.A. reaffirmed the Intercreditor Agreement pursuant to that certain Notice and Reaffirmation of Intercreditor Agreement (the “Notice of Reaffirmation”), dated as of July 26, 2024, and Regions Bank joined the Intercreditor Agreement as an additional second lien representative for the additional second lien claimholders and additional second lien collateral agent for the additional second lien claimholders. The Intercreditor Agreement established (i) a first-priority lien (subject to permitted liens) status for the liens on the collateral securing the Amended and Restated ABL Facility and any additional first-lien indebtedness and (ii) a junior priority lien (subject to permitted liens) status for the liens on the collateral securing the 2029 Secured Notes and any additional second-lien indebtedness.
Permian Transmission Credit Facilities. On March 8, 2021 (the “Permian Closing Date”), the Company’s unrestricted subsidiary, Summit Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Summit Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying consolidated balance sheets.
As of December 31, 2024, the applicable margin under adjusted term SOFR borrowings was 2.475%, the interest rate was 7.19% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan Facility at a fixed SOFR rate of 1.23%. As of December 31, 2024, the Company was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of December 31, 2024, the applicable margin under adjusted term SOFR borrowings was 2.475% and the interest rate was 7.19%. As of December 31, 2024, the Company was in compliance with the financial covenants governing the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of December 31, 2024:

(In thousands)	Total	2025	2026	2027	2028	Thereafter
Amortizing principal repayments	$129,321	$16,580	$16,967	$17,769	$78,005	$—
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15.
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
As of December 31, 2024, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.
2026 Secured Notes. In 2021, Summit Holdings and Summit Midstream Finance Corp. (“Finance Corp.”) issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 (the “2026 Secured Notes”) to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. Additionally, in November 2022, in connection with the acquisition of Outrigger DJ Midstream LLC from Outrigger Energy II LLC, and each of Sterling Energy Investments LLC, Grasslands Energy Marketing LLC and Centennial Water Pipelines LLC from Sterling Investment Holdings LLC, Summit Holdings and Finance Corp issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Company paid interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year.

2026 Secured Notes Tender Offers and Redemption. On March 27, 2024, Summit Holdings and Finance Corp. commenced a cash tender offer to purchase up to $19.3 million of the outstanding 2026 Secured Notes (the “Excess Cash Flow Offer”). The Excess Cash Flow Offer expired on April 24, 2024 with $13.6 million of the 2026 Secured Notes tendered and validly accepted and fully discharged.
On May 7, 2024, Summit Holdings and Finance Corp. commenced a cash tender offer to purchase up to $215.0 million of the outstanding 2026 Secured Notes (the “2026 Secured Notes Asset Sale Offer”). The 2026 Secured Notes Asset Sale Offer expired on June 5, 2024 with $6.9 million of the 2026 Secured Notes tendered and validly accepted and fully discharged.
On July 26, 2024, concurrently with closing the offering of 2029 Secured Notes, Summit Holdings and Finance Corp. consummated a cash tender offer to purchase any and all of the outstanding 2026 Secured Notes (the “2026 Secured Notes Tender Offer”). Summit Holdings and Finance Corp. accepted for payment and made payment for $649.8 million aggregate principal amount of the 2026 Secured Notes validly tendered in the 2026 Secured Notes Tender Offer.
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
On July 26, 2024, concurrently with delivery of the notice of redemption, Summit Holdings and Finance Corp irrevocably deposited $121.2 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal, interest, and premium with the trustee to satisfy and discharge the 2026 Secured Notes until redeemed on October 15, 2024 with the funds deposited with the trustee. On October 15, 2024, the 2026 Secured Notes were fully repaid, and as of December 31, 2024, no amounts of the 2026 Secured Notes remained outstanding.
2026 Unsecured Notes. In November 2023, Summit Holdings and Finance Corp. issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes (“2026 Unsecured Notes”) in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The cash raised was used to repurchase $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. The Company paid interest on the 2026 Unsecured Notes semi-annually in cash in arrears on April 15 and October 15 of each year.
On June 7, 2024, Summit Holdings and Finance Corp. delivered a redemption notice with respect to all $209.5 million of the outstanding 2026 Unsecured Notes. On June 24, 2024, the 2026 Unsecured Notes were fully repaid and discharged. As of December 31, 2024, no amounts of the 2026 Unsecured Notes remained outstanding.
2025 Senior Notes. In February 2017, Summit Holdings and Finance Corp. issued the 2025 Senior Notes. The Company paid interest on the 2025 Senior Notes semi-annually in cash in arrears on April 15 and October 15 of each year.
Summit Holdings and Finance Corp. had the right to redeem all or part of the 2025 Senior Notes at a redemption price of 100.00%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
In November 2023, the Company exchanged $180.0 million aggregate principal amount of the 2025 Senior Notes and repurchased $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged.
On July 17, 2024, Summit Holdings and Finance Corp. delivered a conditional notice of redemption to holders of 2025 Senior Notes for the redemption of all $49.8 million aggregate principal amount of outstanding 2025 Senior Notes, at a price equal to 100.00% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, which was conditioned on the closing of the offering of 2029 Secured Notes.
On July 26, 2024, concurrently with the closing of the offering of 2029 Secured Notes, Summit Holdings and Finance Corp. irrevocably deposited $50.6 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal and interest with the trustee to satisfy and discharge the 2025 Senior Notes until redeemed with the funds deposited with the trustee. On August 16, 2024, the 2025 Senior Notes were fully repaid, and as of December 31, 2024, no amounts of the 2025 Senior Notes remained outstanding.
10. COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2024, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to December 31, 2025. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2022	$3,705
Payments made	(641)
Changes in estimates	(127)
Accrued environmental remediation, December 31, 2023	$2,937
Payments made	(1,160)
Changes in estimates	421
Accrued environmental remediation, December 31, 2024	$2,198
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice, the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of December 31, 2024 and 2023, the accrued loss liability for the 2015 Blacktail Release was $15.0 million and $21.7 million, respectively, and are recorded within Other noncurrent liabilities and Accrued settlement payable within the consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, $25.0 million payable to the federal government over five years, and $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute, and of which $6.7 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by defendant Summit Midstream Partners, LLC (the “Defendant”) for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
Subsidiaries of the Company are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on the Defendant’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, the Defendant was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which the EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. The scope and effect of the debarment as defined do not materially affect the Company’s operations. The Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate the Defendant’s change of corporate attitude, policies, practices, and procedures. SMLP and certain subsidiaries of SMLP have also received a show cause notice from the EPA requesting us to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant and certain affiliates under 2 C.F.R. § 180.800(d), to which SMLP responded, and in which proceeding no further developments have occurred.
Legal Proceedings. The Company is involved in various litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, any liabilities, which include insured claims, would not individually or in the aggregate have a material adverse effect on the Company’s financial position or results of operations. When a liability is covered by insurance, the Company reports the gross liability for the loss and a separate asset for the estimate of the probable amount recoverable from the insurance company.

11. FINANCIAL INSTRUMENTS
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its cash and cash equivalents and restricted cash in bank deposit accounts that frequently exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk.
Accounts receivable primarily comprise amounts due for the gathering, compression, treating and processing services the Company provides to its customers and also the sale of natural gas liquids resulting from its processing services. This industry concentration has the potential to impact its overall exposure to credit risk, either positively or negatively, in that the Company’s customers may be similarly affected by changes in economic, industry or other conditions. The Company monitors the creditworthiness of its counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit, unless the credit risk can otherwise be mitigated.
Fair Value. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and trade accounts payable reported on the consolidated balance sheet approximates fair value due to their short-term maturities.
A summary of the estimated fair value of the Company’s debt financial instruments follows.

	December 31, 2024		December 31, 2023
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(in thousands)
2025 Senior Notes	$—	$—	$49,783	$48,414
2026 Secured Notes	$—	$—	$785,000	$778,131
2026 Unsecured Notes	$—	$—	$209,510	$203,225
2029 Secured Notes (2)	$575,000	$595,125	$—	$—
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
(2) Excludes the additional $250.0 million of 2029 Secured Notes issued on January 10, 2025. See Note 19 – Subsequent Events, for additional information.
The carrying value on the balance sheets of the Amended and Restated ABL Facility and Permian Transmission Term Loan represent their fair value due to its floating interest rate. The fair value for the 2029 Secured Notes, 2026 Unsecured Notes, 2026 Secured Notes and 2025 Senior Notes is based on an average of nonbinding broker quotes as of December 31, 2024 and 2023. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value.
Deferred earn-out. The estimated fair value of the Company’s deferred earn-outs are remeasured each reporting period and estimated using discounted cash flow techniques with appropriate discount rates. The balances of deferred earn-outs are recorded within other noncurrent liabilities on the consolidated balance sheets. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs.
Tall Oak earn-out: In connection with the Tall Oak Acquisition, the Company incurred a deferred earn-out liability. As of December 31, 2024, the estimated fair value of the deferred earn-out liability recorded on the Company’s consolidated balance sheet was $21.3 million, of which $14.5 million is reflected within other current liabilities and $6.8 million is reflected within other noncurrent liabilities. The earn-out becomes payable to Tall Oak Parent subject to Tall Oak and its customers meeting certain development requirements. As of December 31, 2024 none of the earn-out requirements had been met.
Sterling DJ earn-out: In connection with the acquisition of Sterling DJ, SMLP assumed a deferred earn-out liability, which was remeasured each reporting period. SMLP’s deferred earn-out liability was settled in full during the quarterly period ended June 30, 2024. As of December 31, 2023, the estimated fair value of the deferred earn-out liability was $5.1 million.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facilities, SMLP entered into amortizing interest rate swap agreements. As of December 31, 2024 and 2023, the outstanding notional amount of interest rate swaps was $116.4 million and $130.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Company’s variable rate debt to fixed rate debt. The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Company. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.

As of December 31, 2024 and 2023, the Company’s interest rate swap agreements had a fair value of $11.0 million and $11.9 million, respectively, and are recorded within other noncurrent assets within the consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
12. EQUITY AND MEZZANINE EQUITY
Common Stock. Upon the consummation of the Corporate Reorganization, each outstanding common unit of SMLP was converted into the right to receive 1.000 shares of common stock of Summit Midstream Corporation. An update on the number of shares of common stock follows for the period from December 31, 2022 to December 31, 2024.

	Common Units	Shares of Common Stock
Units, December 31, 2022	10,182,763	—
Common units issued for SMLP LTIP, net	193,426	—
Units, December 31, 2023	10,376,189	—
Common units issued for SMLP LTIP, net	272,496	—
Corporate Reorganization	(10,648,685)	10,648,685
Common units issued for SMC LTIP, net	—	10,535
Shares, December 31, 2024	—	10,659,220
Class B Common Stock. In the Tall Oak Acquisition, the Company issued 7,471,008 shares of non-economic Class B Common Stock to Tall Oak Parent. Such shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2022 to December 31, 2024.

Shares of Class B Common Stock
Shares, December 31, 2022	—
Shares, December 31, 2023	—
Tall Oak Acquisition	7,471,008
Shares, December 31, 2024	7,471,008
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
The Series A Preferred Stock ranks senior to (i) shares of common stock and Class B Common Stock and (ii) each other class or series of company interests or other equity securities in the Company that may be established in the future that expressly ranks junior to the Series A Preferred Stock as to the payment of dividends and amounts payable upon a liquidation event. The Series A Preferred Stock ranks equal in all respects with each class or series of company interests or other equity securities in the Company that may be established in the future that is not expressly made senior or subordinated to the Series A Preferred Stock as to the payment of dividends and amounts payable on a liquidation event. The Series A Preferred Stock ranks junior to (i) all of the Company’s existing and future indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and (ii) each other class or series of company interests or other equity securities in the Company established in the future that is expressly made senior to the Series A Preferred Stock as to the payment of dividends and amounts payable upon a liquidation event.
Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Company’s Board of Directors out of legally available funds for such purpose.

The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on December 15, 2024 for the period ending March 31, 2025 was 12.0%.
On May 3, 2020, SMLP suspended distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. On February 28, 2025, the Company announced the resumption of its dividends to holders of shares of Series A Preferred Stock (the “Series A Preferred Dividend”). See Note 19 - Subsequent Events for additional information.
As of December 31, 2024, the Company had 65,508 shares of Series A Preferred Stock outstanding and $46.4 million of accrued and unpaid distributions on the Series A Preferred Stock.
An update on the number of shares of Series A Preferred Stock is as follows for the period from December 31, 2022 to December 31, 2024.

	Series A Preferred Units	Series A Preferred Stock
Units, December 31, 2022	65,508	—
2023 activity	—	—
Units, December 31, 2023	65,508	—
Corporate Reorganization	(65,508)	65,508
Shares, December 31, 2024	—	65,508
Partnership Common Units. In the Tall Oak Acquisition, we issued 7,471,008 Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of Partnership Common Units not owned by the Company follows for the period from December 31, 2022 to December 31, 2024.

Partnership Common Units
Units, December 31, 2022	—
Units, December 31, 2023	—
Tall Oak Acquisition	7,471,008
Units, December 31, 2024	7,471,008
Subsidiary Series A Preferred Units. Summit Permian Transmission Holdco, LLC (“Permian Holdco”) has Series A Fixed Rate Cumulative Redeemable Preferred Units (“Subsidiary Series A Preferred Units”) that rank senior to each other class or series of limited liability company interests or other equity securities in Permian Holdco that may be established in the future that expressly ranks junior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. The Subsidiary Series A Preferred Units rank equal in all respects with each class or series of limited liability company interests or other equity securities in Permian Holdco that may be established in the future that is not expressly made senior or subordinated to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event. The Subsidiary Series A Preferred Units rank junior to (i) all of Permian Holdco’s or a subsidiary of Permian Holdco’s future indebtedness and other liabilities with respect to assets available to satisfy claims against Permian Holdco and (ii) each other class or series of limited liability company interests or other equity securities in Permian Holdco established in the future that is expressly made senior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. Income is allocated to the Subsidiary Series A Preferred Units in an amount equal to the earned distributions for the respective reporting period.
Distributions on the Subsidiary Series A Preferred Units are cumulative and compounding and are payable 21 days following the quarterly period ended March, June, September and December of each year (each, a “Subsidiary Series A Distribution Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Subsidiary Series A Distribution Payment Date, in each case, when, as, and if declared by the board of directors of Permian Holdco out of legally available funds for such purpose.
The distribution rate for the Subsidiary Series A Preferred Units is 7.00% per annum of the $1,000 issue amount per outstanding Subsidiary Series A Preferred Unit.
These Subsidiary Series A Preferred Units are considered redeemable securities under GAAP due to the existence of certain redemption provisions that are outside of the Company’s control. Therefore, the securities are classified as temporary equity in the mezzanine section of the consolidated balance sheets.

The Company records its Subsidiary Series A Preferred Units at fair value upon issuance, net of issuance costs, and subsequently records an effective interest method accretion amount each reporting period to accrete the carrying value to a most probable redemption value that is based on a predetermined internal rate of return measure. As of December 31, 2024 and 2023, the Company had 93,039 Subsidiary Series A Preferred Units outstanding.
If the Subsidiary Series A Preferred Units were redeemed on December 31, 2024, the redemption amount would be $134.1 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.
The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from January 1, 2023 through December 31, 2024, net of $1.1 million and $1.7 million of unamortized issuance costs as of December 31, 2024 and December 31, 2023, respectively:

(in thousands)
Balance as of January 1, 2023	$118,584
Redemption accretion, net of issuance cost amortization	12,581
Cash distribution (includes $1.6 million distribution payable as of December 31, 2023)	(6,513)
Balance as of December 31, 2023	$124,652
Redemption accretion, net of issuance cost amortization	14,807
Cash distribution (includes $1.6 million distribution payable as of December 31, 2024)	(6,513)
Balance as of December 31, 2024	$132,946
Noncontrolling interest. The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
Balance, January 1, 2024	$—
Issuance of noncontrolling interest (Tall Oak Acquisition)	503,155
Net loss	(5,822)
Balance as of December 31, 2024	$497,333
Change in Ownership of Consolidated Subsidiary. The Tall Oak Acquisition resulted in the establishment of a noncontrolling interest on December 2, 2024 due to the issuance of 7,471,008 Partnership Common Units in Summit Midstream Partners, LP to Tall Oak Parent. From December 2, 2024 to December 31, 2024, there were no changes to the ownership of Summit Midstream Partners, LP.
Dividend Policy. On May 3, 2020, SMLP suspended distributions to holders of its common units and suspended payments of distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. As of December 31, 2024, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.4 million. On February 28, 2025, the Company announced the resumption of its Series A Preferred Dividend. See Note 19 - Subsequent Events for additional information.
Absent a material change to the Company’s business, the Company does not expect to pay dividends to holders of the Company’s common stock in the foreseeable future. Any future dividend payments will depend on the Company’s financial condition, market conditions and other matters deemed relevant by the Company’s Board of Directors. Additionally, the Company’s ability to pay dividends is subject to restrictions on dividends under the Amended and Restated ABL Facility and the indenture governing the 2029 Senior Notes.

13. EARNINGS PER SHARE
Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The following table details the components of basic and diluted EPS.

	Year ended December 31,
	2024	2023
	(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net loss	$(113,175)	$(38,947)
Less: Net income attributable to Subsidiary Series A Preferred Units	(14,806)	(12,581)
Net loss attributable to noncontrolling interest	5,822	—
Net loss attributable Summit Midstream Corporation	(122,159)	(51,528)

Less: Net income attributable to Series A Preferred Stock	(13,337)	(11,566)
Net loss attributable to common equity holders	$(135,496)	$(63,094)

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	10,600	10,334
Effect of nonvested restricted stock units	—	—
Effect of assumed conversion and elimination of noncontrolling interest net income	—	—
Weighted-average number of shares outstanding – diluted	10,600	10,334

Net Loss per share:
Common Stock – basic	$(12.78)	$(6.11)
Common Stock – diluted	$(12.78)	$(6.11)
Class B Common Stock – basic and diluted	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	546	245
Class B Common Stock	592	—

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2024	2023
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$101,779	$127,022
Cash paid for taxes	$22	$15

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$10,684	$11,612
Equity consideration issued for Tall Oak Acquisition	$283,077	$—
2025 Senior Notes Exchange	$—	$180,030
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$14,807	$12,581
15. EQUITY AND NONCASH COMPENSATION
SMLP Long-Term Incentive Plan. SMLP’s 2022 Long-Term Incentive Plan, as amended by the First Amendment, effective as of March 16, 2022 (the “SMLP LTIP”) provided for equity awards to eligible officers, employees, consultants and directors of SMLP, thereby linking the recipients’ compensation directly to SMLP’s performance. The SMLP LTIP provided for the granting, from time to time, of unit-based awards, including common units, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. Grants were made at the discretion of the Board of Directors or the Compensation Committee. Initially, a total of 1.0 million common units was reserved for issuance pursuant to and in accordance with the SMLP LTIP.
Significant items for the year ended December 31, 2024:
•For the year ended December 31, 2024, SMLP granted 237,619 time-based phantom units and associated distribution equivalent rights to employees in connection with SMLP’s annual incentive compensation award cycle. These granted date fair value of these awards totaled $4.0 million and the awards generally vest ratably over a three-year period.
•For the year ended December 31, 2024, SMLP granted 122,867 performance-based phantom units and associated distribution equivalent rights to certain members of management in connection with SMLP’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $2.4 million and the awards vest at the end of three years.
•For the year ended December 31, 2024, SMLP issued 39,486 common units to SMLP’s six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.6 million and became fully vested at the grant date.
•On May 16, 2024, the Board of Directors of the General Partner approved the First Amendment to the SMLP LTIP, which increased the number of common units that may be delivered with respect to awards granted under the SMLP LTIP by 750,000 common units.
SMC Long-Term Incentive Plan. In connection with the consummation of the Corporate Reorganization, the Company assumed the SMLP LTIP, and all the obligations of SMLP thereunder. The SMLP LTIP units were exchanged on a one-for-one basis with equivalent terms. In connection with the assumption of the SMLP LTIP and the Corporate Reorganization, the Board of Directors approved the amendment and restatement of the SMLP LTIP, with such amendment and restatement effective as of August 1, 2024 (such amended and restated plan, the Summit Midstream Corporation 2024 Long-Term Incentive Plan (the “SMC LTIP”)). The SMC LTIP authorizes the Compensation Committee of the Company, in its discretion, to grant awards of restricted stock, restricted stock units, stock options, stock appreciation rights and other awards related to the Company’s common stock upon such terms and conditions as it may determine appropriate and in accordance with the terms of the SMC LTIP.
•For the year ended December 31, 2024, the Company granted 16,550 time-based phantom units and associated distribution equivalent rights to employees. The granted date fair value of these awards totaled $0.6 million and the awards vest over a three-year period.
As of December 31, 2024, approximately 0.8 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million of granted but unvested restricted stock and performance based awards, assuming the performance based awards are settled with a 100% target payout.
The following table presents phantom award activity for the periods presented inclusive of activity before and after the Corporate Reorganization:

	Units	Weighted-average grant date fair value
Nonvested phantom awards, December 31, 2022	605,142	$17.62
Phantom awards granted	323,371	17.29
Phantom awards vested	(236,154)	15.69
Phantom awards forfeited	(3,892)	20.50
Nonvested phantom awards, December 31, 2023	688,467	17.69
Phantom awards granted	377,036	18.52
Phantom awards vested	(349,064)	17.92
Phantom awards forfeited	(19,129)	15.92
Nonvested phantom awards, December 31, 2024	697,310	$19.19
Each phantom unit issued pursuant to the SMLP LTIP was a notional unit that entitled the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the administrator, cash equal to the fair market value of a common unit. Distribution equivalent rights for each phantom unit provided for a lump sum cash amount equal to the accrued distributions from the grant date to be paid in cash upon the vesting date.

Phantom units granted prior to the Corporate Reorganization generally vested ratably over a three-year period. Grant date fair value was determined based on the closing price of SMLP’s common units on the date of grant multiplied by the number of phantom units awarded to the grantee. Forfeitures were recorded as incurred. Holders of all phantom units granted prior to the Corporate Reorganization were entitled to receive distribution equivalent rights for each phantom unit, providing for a lump sum cash amount equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date.
In connection with the Corporation Reorganization, each outstanding phantom unit automatically was canceled and converted into a restricted stock unit with respect to 1.000 share of Company common stock and will continue to be subject to the same terms and conditions applicable to such phantom unit as in effect immediately prior to the Corporate Reorganization. Upon vesting, restricted stock unit awards will be settled with shares of Company common stock. Any accumulated but not yet settled distribution equivalent rights associated with the phantom units will be paid in accordance with the terms and conditions applicable to such phantom unit award agreement immediately prior to the effective time of the Corporate Reorganization.
The intrinsic value of phantom units and restricted stock units that vested during the years ended December 31, 2023 and 2024 follows.

	Year ended December 31,
	2024	2023
	(In thousands)
Intrinsic value of vested LTIP awards	$7,375	$3,758
As of December 31, 2024, the unrecognized share-based compensation related to the SMC LTIP was $5.5 million. Incremental unit-based compensation will be recorded over the remaining weighted-average vesting period of approximately 1.1 years.
Share-based compensation recognized in general and administrative expense related to awards under the SMC LTIP follows.

	Year ended December 31,
	2024	2023
	(In thousands)
SMC LTIP share-based compensation	$8,561	$6,566
16. INCOME TAXES
Prior to consummation of the Corporate Reorganization, SMLP was treated as a partnership for federal and state income tax purposes, in which SMLP’s taxable income or loss was passed through to its unitholders. SMLP was subject to Texas margin tax. Therefore, with the exception of the state of Texas, SMLP did not directly pay federal and state income taxes and no entity-level income tax provisions was recorded other than for the effects of the Texas margin tax.
Effective August 1, 2024, pursuant to the Corporate Reorganization, Summit Midstream Corporation became a corporation and thus is subject to United States federal and state income taxes. Upon consummation of the Corporate Reorganization, Summit Midstream Corporation recognized (i) an incremental $153.0 million income tax expense in its consolidated statements of operations for temporary differences that existed as of the date of the Corporate Reorganization, (ii) a $32.4 million tax benefit to equity due to changes in tax bases and liabilities and (iii) a net deferred tax liability of $120.6 million in its consolidated balance sheet. The tax amounts recognized in the financial statements are based on management’s best estimates, are preliminary and subject to change, and such changes could be material. The Company has not yet completed its tax return process for tax year 2024, which will require the receipt of final brokerage trade data and the determination of SMLP’s final outside tax basis immediately prior to the Corporate Reorganization.
On December 2, 2024, the Company completed the transaction contemplated in the Tall Oak Business Contribution Agreement, pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak to SMLP in exchange for total consideration equal to $425.0 million. Upon completion of the Tall Oak Acquisition, the Company and Tall Oak Parent jointly owned SMLP each with economic and voting rights, and Tall Oak Parent owned exchangeable non-economic Class B Common Stock with Company voting rights (the “Up-C Structure”). Starting on December 2, 2024, SMLP is treated as a partnership for income tax reporting purposes. Its partners, including the Company, are liable for federal, state, and local income taxes based on their share of SMLP’s taxable income.

The provision (benefit) for income taxes included the following components:

(in thousands)	2024	2023
Current:
Federal	$—	$—
State	(135)	322
	$(135)	$322
Deferred
Federal	$124,330	$—
State	22,483	—
	$146,813	$—
Provision (benefit) for income taxes	$146,678	$322
The following reconciles the provision for income taxes included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income:

(in thousands)	2024	2023
Income (loss) before income taxes	$33,503	$(38,625)
Increase (decrease) resulting from:
Pretax income at federal statutory rates	7,036	(8,111)
State income taxes, net of federal income tax effect	(804)	322
Corporate reorganization	152,992	—
Transaction costs	1,086	—
Minority interests in Summit Midstream Partners, LP	1,222	—
Removal of noncontrolling interests	(3,304)	—
Removal of nontaxable income	(11,550)	8,111
Other	—	—
Provision (benefit) for income taxes	$146,678	$322
Effective Tax Rate	438%	(1)%

The components of the Company’s deferred tax balances as of December 31, 2024 were as follows:

(in thousands)	2024	2023
Deferred tax liabilities:
Investment in Partnership	(86,227)	—
Other Deferred Tax Liability	$—	$(1,425)
Total deferred tax liabilities	$(86,227)	$(1,425)

Deferred tax assets:
Interest expense	6,001	—
Net operating loss carryforward	15,683	—
Other	1,217	—
Subtotal	$22,901	$—
Valuation allowance	—	—
Total deferred tax assets	$22,901	$—
Net deferred tax liability	$(63,326)	$(1,425)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of December 31, 2024.
As of December 31, 2024, the Company has $64.8 million of U.S. federal net operating loss carryforwards that have an indefinite life and $57.7 million of state net operating losses that will begin to expire in 2044.
The Company’s policy is to record interest and penalties for uncertain tax positions in income tax expense. At December 31, 2024, the Company did not have any uncertain tax positions, interest or penalties.
17. LEASES
Leases. The Company leases certain office space and equipment under operating leases. The Company leases office space for terms of between 3 and 10 years. Office space leases limit exposure to risks related to ownership, such as fluctuations in real estate prices. The Company leases equipment primarily to support its operations in response to the needs of its gathering systems for terms of between 3 and 4 years. The Company also leases vehicles under finance leases to support its operations in response to the needs of its gathering systems for a term of 3 years.
Some of the Company’s leases are subject to annual escalations relating to the Consumer Price Index (“CPI”). While lease liabilities are not remeasured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
Significant assumptions or judgments include the determination of whether a contract contains a lease and the discount rate used in the lease liabilities.
The rate implicit in the lease contracts are not readily determinable. In determining the discount rate used for lease liabilities, the Company analyzed certain factors in its incremental borrowing rate, including collateral assumptions and the term used. The Company’s incremental borrowing rate was 6.43% as of December 31, 2024, which reflects the rate at which the Company could borrow a similar amount, for a similar term and with similar collateral as in the lease contracts at the commencement date.

ROU assets (included in the other noncurrent assets caption on the Company’s consolidated balance sheet) and lease liabilities (included in the Other current liabilities and Other noncurrent liabilities captions on the Company’s consolidated balance sheet) follow:

	December 31, 2024	December 31, 2023
	(In thousands)

ROU assets
Operating	$8,513	$10,352
Finance	3,861	2,400
	$12,374	$12,752
Lease liabilities, current
Operating	$5,801	$3,341
Finance	1,382	870
	$7,183	$4,211
Lease liabilities, noncurrent
Operating	$3,390	$7,360
Finance	1,560	1,197
	$4,950	$8,557
Lease cost and Other information follow:

	Year ended December 31,
	2024	2023
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$1,186	$686
Interest on lease liabilities (included in interest expense)	156	62
Operating lease cost (included in general and administrative expense)	916	1,999
	$2,258	$2,747

	Year ended December 31,
	2024	2023
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$3,328	$3,975
Operating cash outflows from finance leases	156	62
Financing cash outflows from finance leases	1,148	610
ROU assets obtained in exchange for new operating lease liabilities	3,882	3,516
ROU assets obtained in exchange for new finance lease liabilities	1,781	1,238
Weighted-average remaining lease term (years) - operating leases	2.2	3.6
Weighted-average remaining lease term (years) - finance leases	2.3	2.5
Weighted-average discount rate - operating leases	7%	6%
Weighted-average discount rate - finance leases	6%	5%

The Company recognizes total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on the Company’s behalf and allocated to us, was as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Lease expense	$6,179	$5,898
Future minimum lease payments due under noncancelable leases as of December 31, 2024, were as follows:

	December 31, 2024
	(In thousands)
	Operating	Finance
2025	$6,402	$1,416
2026	1,662	979
2027	1,543	523
2028	50	74
2029	105	—
2030	18	—
Thereafter	646	—
Total future minimum lease payments	$10,426	$2,992
18. SEGMENT INFORMATION
The Company’s operating segments, which are equivalent to our reportable segments, have been identified based on their geographic location and reflect how the Company’s Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources. The Company’s CODM, which is its Chief Executive Officer, primarily utilizes segment adjusted EBITDA as the key indicator in assessing the segment’s performance and allocating resources. Segment adjusted EBITDA is primarily used in the budgeting and forecasting process and the CODM regularly considers budget-to-actual variances when evaluating the performance of each segment and making decisions on the allocation of operating and capital resources to each individual segment.
As of December 31, 2024, the Company’s reportable segments are:
•Rockies – Includes the Company’s midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes the Company’s equity method investment in Double E.
•Piceance – Includes the Company’s midstream assets located in the Piceance Basin.
•Mid-Con – Includes the Company’s midstream assets located in the Barnett Shale and, following the Tall Oak Acquisition, the Arkoma Basin.
•Northeast – Includes the Company’s previously owned midstream assets located in the Utica and Marcellus shale plays and the previously owned equity method investment in Ohio Gathering that was focused on the Utica Shale. During the year ended December 31, 2024, the Company divested of its Northeast operations. See Note 3 - Acquisition and Divestitures for additional information.

The following table provides information about the Company’s reportable segments:

	Rockies	Permian	Piceance	Mid-Con	Northeast
Year Ended December 31, 2024
Revenues: (1)
Gathering services and related fees	$63,219	$—	$73,115	$45,659	$18,851
Natural gas, NGL’s and condensate sales	190,535	—	2,775	1,717	—
Other revenues	14,757	3,641	5,109	9,515	—
Total revenues	$268,511	$3,641	$80,999	$56,891	$18,851
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$164,342	$—	$1,138	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(50,628)	—	—	129	—
Employee costs	16,379	—	6,480	3,822	661
Materials, parts and other operating expenses	17,936	—	7,769	4,960	868
Indirect and passthrough (3)	16,811	—	9,924	15,837	754
Other segment items (2)	9,844	(27,586)	2,984	1,498	(14,066)
Segment Adjusted EBITDA	$93,827	$31,227	$52,704	$30,645	$30,634

	Rockies	Permian	Piceance	Mid-Con	Northeast
Year Ended December 31, 2023
Revenues: (1)
Gathering services and related fees	$65,869	$—	$81,041	$37,508	$63,805
Natural gas, NGL’s and condensate sales	173,688	—	4,788	778	—
Other revenues	15,474	3,570	5,588	6,831	—
Total revenues	$255,031	$3,570	$91,417	$45,117	$63,805
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$149,655	$—	$2,357	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(39,550)	—	—	—	—
Employee costs	15,516	—	5,935	3,214	2,622
Materials, parts and other operating expenses	18,158	—	7,206	2,977	3,453
Indirect and passthrough (3)	17,244	—	10,439	12,234	2,869
Other segment items (2)	6,618	(20,637)	5,731	521	(39,388)
Segment Adjusted EBITDA	$87,390	$24,207	$59,749	$26,171	$94,249
(1) The Company’s revenues are attributable solely to external customers located within the United States.
(2) For the year ended December 31, 2024 and 2023, other segment items consist primarily of the following:
•Rockies - includes general and administrative expenses, operations and maintenance expenses and adjustments related to capital reimbursement activity;
•Permian - includes general and administrative expenses and the Company’s proportional adjusted EBITDA from its equity method investment in Double E;
•Piceance - includes general and administrative expenses, operations and maintenance expenses and adjustments related to capital reimbursement activity;
•Mid-Con - includes general and administrative expenses, operations and maintenance expenses, adjustments related to capital reimbursement activity, the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts. In 2023 other segment items additionally includes other income;
•Northeast - includes general and administrative expenses, operations and maintenance expense, the Company’s proportional adjusted EBITDA from its equity method investment in Ohio Gathering.
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.

Assets by reportable segment follow.

	December 31,
	2024	2023
	(in thousands)
Assets (1):
Rockies	$917,293	$904,974
Permian	285,280	291,073
Piceance	389,668	431,687
Mid-Con	746,549	281,861
Northeast	—	573,663
Total reportable segment assets	2,338,790	2,483,258
Corporate and Other	20,694	10,940
Total assets	$2,359,484	$2,494,198
(1) The Company’s long-lived assets are located within the United States.
Counterparties accounting for a significant portion of total revenues were as follows:

	Year ended December 31,
	2024	2023
Percentage of total revenues:
Counterparty A - Piceance	*	10%
Counterparty B - Rockies	17%	13%
Counterparty C - Rockies	13%	*
________________________________________________________
* Less than 10% in the aggregate
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Year ended December 31,
	2024	2023
	(In thousands)
Depreciation and amortization:
Rockies	$36,319	$36,148
Piceance	42,012	52,014
Mid-Con(1)	17,705	16,171
Northeast	4,248	17,856
Total reportable segment depreciation and amortization	100,284	122,189
Corporate and Other	1,301	1,513
Total depreciation and amortization	$101,585	$123,702
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2024	2023
	(In thousands)
Cash paid for capital expenditures:
Rockies	$44,092	$54,969
Piceance	2,361	4,544
Mid-Con	1,312	186
Northeast	2,980	4,695
Total reportable segment capital expenditures	50,745	64,394
Corporate and Other	2,866	4,511
Total cash paid for capital expenditures	$53,611	$68,905
For the purpose of evaluating segment performance, the Company excludes the effect of Corporate and Other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), certain natural gas and crude oil marketing services, transaction costs, interest expense and income tax expense or benefit from segment adjusted EBITDA.
A reconciliation of total of reportable segments’ measure of profit to income or loss before income taxes and income from equity method investees follows.

	Year ended December 31,
	2024	2023
	(In thousands)
Reconciliation of segment adjusted EBITDA to income (loss) before income taxes:
Total segment adjusted EBITDA	$239,037	$291,766
Less:
Corporate and Other expense (1)	62,122	30,711
Income from equity method investee	(24,197)	(33,829)
Interest expense	115,446	140,784
Depreciation and amortization (2)	101,585	123,702
Proportional adjusted EBITDA for equity method investees (3)	42,038	61,070
Adjustments related to capital reimbursement activity (4)	(9,909)	(9,874)
Equity compensation	8,561	6,566
(Gain) loss on asset sales, net	1	(260)
(Gain) loss on sale of business	(82,187)	47
Gain on sale of equity method investment	(126,261)	—
Long-lived asset impairment	68,260	540
Loss on early extinguishment of debt	50,075	10,934
Income (loss) before income taxes	$33,503	$(38,625)
______________________________________
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, For the years ended December 31, 2024 and 2023, Other expense consists primarily of gain on interest rate swaps.
(2)Includes the amortization expense associated with the Company’s favorable gas gathering contracts as reported in other revenues.
(3)The Company recorded financial results of its investment in Ohio Gathering on a one-month lag and is based on the financial information available to the Company during the reporting period. With the divestiture of Ohio Gathering in March 2024, proportional adjusted EBITDA includes financial results from December 1, 2023 through March 22, 2024.
(4)Contributions in aid of construction are recognized over the remaining term of the respective contract. The Company includes adjustments related to capital reimbursement activity in its calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.
19. SUBSEQUENT EVENTS
Conversion of Class B Common Stock and Partnership Common Units. On January 1, 2025, Tall Oak Midstream Investments, LLC, exercised its exchange right in full and converted 946,541 shares of Class B Common Stock and associated Partnership Common Units for 946,541 shares of the Company’s common stock.

Issuance of $250.0 million of additional 8.625% Senior Secured Second Lien Notes Due 2029. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes (the “Additional 2029 Secured Notes”). The Additional 2029 Secured Notes were issued as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes (the “Initial 2029 Secured Notes”). The Additional 2029 Secured Notes are treated as a single class with the Initial 2029 Secured Notes for all purposes, were issued under the same CUSIP numbers as, and are fully fungible with, the Initial 2029 Secured Notes (except that the Additional 2029 Secured Notes issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), traded separately under a different CUSIP number until February 19, 2025, but thereafter, any such holder may transfer its Additional 2029 Secured Notes issued pursuant to Regulation S under the Securities Act into the same CUSIP number as the Initial 2029 Secured Notes issued pursuant to Regulation S under the Securities Act), and rank equally with the Initial 2029 Secured Notes, and vote together with the holders of the Initial 2029 Secured Notes on any matter submitted to the holders of the 2029 Secured Notes. Upon issuance of the Additional 2029 Secured Notes, the aggregate principal amount outstanding of the 2029 Secured Notes became $825.0 million. Summit Holdings used the net proceeds from the offering of the Additional 2029 Secured Notes (i) to repay a portion of the outstanding borrowings under the Amended and Restated ABL Facility and (ii) for general corporate purposes, including to pay fees and expenses associated with the offering of the Additional 2029 Secured Notes.
Resumption of Series A Preferred Dividend. On February 28, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend on its Series A Preferred Stock for the period ended March 14, 2025. A cash dividend of $51.27 per share will be paid on the outstanding 65,508 shares of Series A Preferred Stock on March 15, 2025 to holders of record of shares of Series A Preferred Stock as of the close of business on March 3, 2025.
Moonrise Acquisition. On March 10, 2025, the Company completed the transaction contemplated in the Membership Interest Purchase Agreement, dated as of March 10, 2025, by and among the Company, Summit Holdings, Fundare Resources Company HoldCo, LLC, a Delaware limited liability company (“Fundare”), and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, a Delaware limited liability company, pursuant to which Fundare contributed all of its equity interests in Moonrise Midstream, LLC, a Delaware limited liability company, to Summit Holdings in exchange for total consideration equal to $90.0 million (the “Moonrise Acquisition”). Total consideration consisted of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2024 and 2023.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of the Company, including our Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, the Company completed the Tall Oak Acquisition. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of the Tall Oak Acquisition. Other than incorporating the Tall Oak Acquisition controls and the annual income tax accounting controls discussed below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fourth fiscal quarter of 2024, we added internal control processes over financial reporting as a result of our Corporate Reorganization and resulting federal and state income tax requirements.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. An evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excludes an assessment of the internal control over financial reporting of the Tall Oak Acquisition, which was acquired on December 2, 2024. The Tall Oak Acquisition represented approximately 20% of our consolidated total assets as of December 31, 2024 and 2% of our consolidated revenues for the fiscal year ended December 31, 2024.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, included below this report.

/s/ J. HEATH DENEKE
J. Heath Deneke
President and Chief Executive Officer, Summit Midstream Corporation

/s/ WILLIAM J. MAULT
William J. Mault
Executive Vice President and Chief Financial Officer, Summit Midstream Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Summit Midstream Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Summit Midstream Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements based on our audit.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Houston, Texas
March 11, 2025

Item 9B. Other Information.
(A)None.
(B) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024.
Item 11. Executive Compensation.
This information is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Company's Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
Our Consolidated Financial Statements and accompanying footnotes are included in Part II, Item 8, of this report.
(2) Financial Statement Schedules
All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.
(3) Exhibit Index
The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit number		Description
2.1	†
Membership Interest Purchase and Sale Agreement between Summit Midstream Holdings, LLC, Outrigger Energy II LLC and Outrigger DJ Midstream LLC, dated October 14, 2022 (Incorporated herein by reference to Exhibit 2.4 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

2.2	†
Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Sterling Investment Holdings, dated October 14, 2022 (Incorporated herein by reference to Exhibit 2.5 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

2.3	†
Purchase and Sale Agreement, dated as of March 22, 2024, by and among Summit Midstream Opco, LP, as Seller, MPLX LP, as Buyer, and, solely for purposes of Section 12.18 thereto, Summit Midstream Partners, LP, as Seller Parent (Incorporated herein by reference to Exhibit 2.1 to SMLP’s Current Report on Form 8-K filed March 22, 2024 (Commission File No. 001-35666))

2.4	†
Purchase and Sale Agreement, dated May 1, 2024, by and among Mountaineer Midstream Company, LLC, as Seller, and Antero Midstream LLC, as Buyer, and for the limited purposes expressly set forth thereto, Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q filed May 5, 2024 (Commission File No. 001-35666))

2.5
Agreement and Plan of Merger, dated as of May 31, 2024, by and among Summit Midstream Corporation, Summit SMC NewCo, LLC, Summit Midstream Partners, LP and Summit Midstream GP, LLC (Included as Annex A to the proxy statement/prospectus that forms a part of the registration statement on Form S-4 filed with the SEC on June 3, 2024 (File No. 333-279903))

2.6	†
Business Contribution Agreement, by and among Summit Midstream Corporation, Summit Midstream Partners, LP and Tall Oak Midstream Holdings, LLC, dated as of October 1, 2024 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2024 (Commission File No. 001-42201))

3.1
Amended and Restated Certificate of Incorporation of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

3.2
Amended and Restated Bylaws of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

3.3
Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

3.4
Certificate of Designation of Class B common stock, par value $0.01 per share, of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 3, 2024 (Commission File No. 001-42201))

4.1	***	Description of Capital Stock
4.2
Indenture, dated July 26, 2024, among Summit Midstream Holdings, LLC, as issuer, the guarantors party thereto and Regions Bank, as trustee and as collateral agent, pursuant to which the Notes were issued (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Current Report on Form 8-K filed July 29, 2024 (Commission File No. 001-35666))

4.3
Supplemental Indenture, dated August 1, 2024, among Summit Midstream Holdings, LLC, Summit Midstream Corporation, Summit Midstream Partners, LP and Regions Bank, as trustee and collateral agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

4.4
Second Supplemental Indenture, dated December 4, 2024, among Summit Midstream Holdings, LLC, Tall Oak Midstream Operating, LLC, Tall Oak Woodford, LLC, VM ARKOMA Stack, LLC, BCZ Land Holdings, LLC and Regions Bank, as trustee and collateral agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2024 (Commission File No. 001-42201))

4.5
8.625% Senior Secured Second Lien Note due 2029 (Included as Exhibit A in Exhibit 4.1 to SMLP’s Current Report on Form 8-K filed July 29, 2024 (Commission File No. 001-35666) and incorporated herein by reference to Exhibit 4.2 to SMLP’s Current Report on Form 8-K filed July 29, 2024 (Commission File No. 001-35666))

10.1
Sixth Amended and Restated Agreement of Limited Partnership of Summit Midstream Partners, LP, by and among Summit Midstream Corporation, Summit Midstream GP, LLC, and Tall Oak Midstream Holdings, LLC, dated as of December 2, 2024 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2024 (Commission File No. 001-42201))

10.2
Investor and Registration Rights Agreement, by and between Summit Midstream Corporation and Tall Oak Midstream Holdings, LLC, dated as of December 2, 2024 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 3, 2024 (Commission File No. 001-42201))

10.3	†
Amended and Restated Loan and Security Agreement, dated as of July 26, 2024, among Summit Midstream Holdings, as borrower, Summit Midstream Partners, LP and certain subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as agent, Bank of America, N.A., Royal Bank of Canada, Regions Capital Markets, TD Securities (USA) LLC, JPMorgan Chase Bank, N.A., Citizens Bank, N.A. and Truist Bank, as joint lead arrangers and joint bookrunners (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed July 29, 2024 (Commission File No. 001-35666))

10.4
First Amendment to Amended and Restated Loan and Security Agreement, dated November 29, 2024, among Summit Midstream Corporation, Summit Midstream Partners, LP, Summit Midstream Holdings, LLC, the lenders party thereto and Bank of America, N.A., as agent for such lenders (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 3, 2024 (Commission File No. 001-42201))

10.5	† ***
Collateral Agreement (Second Lien), dated as of July 26, 2024, among Summit Midstream Holdings, LLC, Summit Midstream Partners, LP, certain subsidiaries from time to time party thereto as pledgors or grantors and Regions Bank, as collateral agent for the secured parties

10.6	†
Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Midstream Holdings, LLC and the other grantors referred to therein (Incorporated herein by reference to Exhibit 10.6 to SMLP’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 dated November 4, 2021 (Commission File No. 333-183466))

10.7	†
Notice and Reaffirmation of Intercreditor Agreement, dated as of July 26, 2024, among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, and Regions Bank, as initial second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders, acknowledged and agreed to by the grantors referred to therein (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Current Report on Form 8-K filed July 29, 2024 (Commission File No. 001-35666))

10.8
Amended and Restated Limited Liability Company Agreement of Summit Permian Transmission Holdco, LLC, dated as of December 24, 2019 (Incorporated by reference to Exhibit 10.12 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 001-35666))

10.9	†
Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q dated May 7, 2021 (Commission File No. 333-183466))

10.10	†
Omnibus Amendment, dated June 27, 2023, by and among Summit Permian Transmission, LLC, MUFG Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd. and the lenders party thereto (Incorporated herein by Incorporated herein by reference to Exhibit 10.3 to SMLP’s Quarterly Report on Form 10-Q filed August 9, 2023 (Commission File No. 001-35666))

10.11
Joint Factual Statement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 dated August 9, 2021 (Commission File No. 333-183466))

10.12
Criminal Plea Agreement (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 dated August 9, 2021 (Commission File No. 333-183466))

10.13		Consent Decree (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 dated August 9, 2021 (Commission File No. 333-183466))
10.14
Operation and Management Services Agreement, dated May 28, 2020, by and among Summit Midstream Partners, LP and Summit Operating Services Company, LLC (Incorporated herein by reference to Exhibit 10.8 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666))

10.15	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and J. Heath Deneke (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

10.16	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and James D. Johnston (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

10.17	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and William J. Mault (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

10.18	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and Matthew B. Sicinski (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

10.19	*	Form of Retention Bonus Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 11, 2019 (Commission File Number 001-35666))
10.20	*
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated March 20, 2020 (Commission File No. 001-35666))

10.21	*
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP's Current Report on Form 8-K filed March 17, 2014 (Commission File No. 001-35666))

10.22	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP's Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666))
10.23	*
Summit Midstream Partners, LLC Deferred Compensation Plan effective as of July 1, 2013 (Incorporated herein by reference to Exhibit 4.3 to SMLP's Form S-8 Registration Statement dated June 28, 2013 (Commission File No. 333-189684))

10.24	*
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Grant Award Agreement (Incorporated herein by reference to Exhibit 10.54 to SMLP’s Annual Report on Form 10-K filed February 28, 2022 (Commission File No. 001-35666))

10.25	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to SMLP’s definitive proxy statement on Schedule 14A filed March 31, 2022 (Commission File No. 001-35666))

10.26	*
First Amendment to the Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed May 22, 2024 (Commission File No. 001-35666))

10.27	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Performance-based Phantom Units, effective as of February 23, 2023 (Incorporated herein by reference to Exhibit 10.62 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.28	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Time-based Phantom Units, effective as of February 23, 2023 (Incorporated herein by reference to Exhibit 10.63 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.29	*
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan 2021 Grant Award Agreement (Incorporated herein by reference to Exhibit 10.64 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.30	*
Form of Summit Midstream Partners, LP 2022 Long-Term Incentive Plan Director Unit Agreement (Incorporated herein by reference to Exhibit 10.65 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.31	*
Form of Summit Midstream Partners, LP 2023 Long-Term Incentive Plan Director Unit Agreement (Incorporated herein by reference to Exhibit 10.66 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666))

10.32	*
Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201))

19.1	***	Summit Midstream Corporation Insider Trading Policy
21.1	***	List of Subsidiaries
23.1	***	Consent of Deloitte & Touche LLP
31.1	***	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	***	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer
32.1	****
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Heath Deneke, President, Chief Executive Officer and Director, and William J. Mault, Executive Vice President and Chief Financial Officer

97.1	***	Summit Midstream Corporation Policy for the Recovery of Erroneously Awarded Compensation
101.INS	**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (embedded within the Inline XBRL document).
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
† Certain of the schedules and exhibits have been omitted pursuant to Item 601(a)(5), Item 601(b)(2) or Item 601(b)(10) of Regulation S-K. The Company agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the SEC upon request.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL (eXtensible Business Reporting Language)-related documents is unaudited and unreviewed.
*** Filed herewith.
**** Furnished herewith.
(c) Financial Statement Schedules
Not applicable.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Corporation
(Registrant)

March 11, 2025	/s/ WILLIAM J. MAULT

William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. HEATH DENEKE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2025
J. Heath Deneke

/s/ WILLIAM J. MAULT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2025
William J. Mault

/s/ MATTHEW B. SICINSKI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2025
Matthew B. Sicinski

/s/ JAMES J. CLEARY	Director	March 11, 2025
James J. Cleary

/s/ JASON H. DOWNIE	Director	March 11, 2025
Jason H. Downie

/s/ JAMES E. HERRING, JR.	Director	March 11, 2025
James E. Herring, Jr.

/s/ LEE JACOBE	Director	March 11, 2025
Lee Jacobe

/s/ STEPHEN M. LIPSCOMB JR.	Director	March 11, 2025
Stephen M. Lipscomb Jr.

/s/ ROBERT J. MCNALLY	Director	March 11, 2025
Robert J. McNally

/s/ ROMMEL M. OATES	Director	March 11, 2025
Rommel M. Oates

/s/ JERRY L. PETERS	Director	March 11, 2025
Jerry L. Peters

/s/ ANDREW A. WINSTON	Director	March 11, 2025
Andrew A. Winston

/s/ MARGUERITE WOUNG-CHAPMAN	Director	March 11, 2025
Marguerite Woung-Chapman