Form 10-Q
period 2025-03-31
Summit Midstream Corp
filed 2025-05-12
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of May 1, 2025
Common Stock, par value $0.01 per share	12,241,098 shares
Class B Common Stock, par value $0.01 per share	6,524,467 shares

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2025 Senior Notes	Summit Holdings’ and Finance Corp.’s 5.75% senior unsecured notes due April 2025, which were fully repaid on August 16, 2024
2026 Secured Notes	Summit Holdings’ and Finance Corp.’s 8.500% senior secured second lien notes due October 2026, which were fully repaid on October 15, 2024
2026 Unsecured Notes	Summit Holdings’ and Finance Corp.’s 12.00% senior unsecured notes due October 2026, which were fully repaid on June 24, 2024
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
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

ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
Additional 2029 Secured	the $250,000,000 in aggregate principal amount of 2029 Secured Notes issued on January 10, 2025
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

Amended and Restated ABL Facility	the asset-based lending credit facility governed by the Amended and Restated ABL Agreement
ASU	Accounting Standards Update
Bcf/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

Board of Directors	the board of directors of Summit Midstream Corporation
Class B Common Stock	Class B common stock of the Company, par value $0.01 per share
common stock	common stock of the Company, par value $0.01 per share
Compensation Committee	the compensation committee of the Board of Directors
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions

Corporate Reorganization
the August 1, 2024 consummation of a transaction that resulted in SMLP becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation (taxed as a C-corporation)

DJ Basin	Denver-Julesburg Basin
DOJ	U.S. Department of Justice
Double E	Double E Pipeline, LLC
Double E Pipeline
a 135 mile, 1.5 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

EPA	Environmental Protection Agency
EPS	earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
GAAP	accounting principles generally accepted in the United States of America
General Partner	Summit Midstream GP, LLC
hub	geographic location of a storage facility and multiple pipeline interconnections
Initial 2029 Secured Notes	the $575,000,000 in aggregate principal amount of 2029 Secured Notes issued on July 26, 2024
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
the Notice of Reaffirmation

Mbbl/d	one thousand barrels per day
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf/d	one million cubic feet per day
Moonrise	Moonrise Midstream, LLC

Moonrise Acquisition	the consummation of the transaction contemplated by the Moonrise Acquisition Agreement
Moonrise Acquisition Agreement	the Membership Interest Purchase Agreement, dated as of March 10, 2025, by and among the Company, Summit Holdings, Fundare Resources Company HoldCo, LLC, and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, pursuant to which
Fundare Resources Company HoldCo, LLC contributed all of its equity interests in
Moonrise to Summit Holdings in exchange for total consideration equal to $90.0 million

Mountaineer Midstream	Mountaineer Midstream Company, LLC
Mountaineer Transaction	the sale of the Mountaineer Midstream system to Antero Midstream LLC for a cash sale price of $70 million, subject to customary post-closing adjustments
MVC	minimum volume commitment
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

Notice of Reaffirmation
Notice and Reaffirmation of Intercreditor Agreement, dated as of July 26, 2024, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative and collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein

NYSE	New York Stock Exchange
OCC	Ohio Condensate Company, L.L.C.
OGC	Ohio Gathering Company, L.L.C.
Ohio Gathering	Ohio Gathering Company, L.L.C. and Ohio Condensate Company, L.L.C.
Partnership Common Units	common units representing limited partner interests of SMLP
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Holdco	Summit Permian Transmission Holdco, LLC
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$26,228	$22,822
Restricted cash	3,376	2,377
Accounts receivable	83,918	77,058
Other current assets	6,241	16,014
Total current assets	119,763	118,271
Property, plant and equipment, net	1,852,458	1,785,029
Intangible assets, net	163,182	154,279
Investment in equity method investee	270,196	269,561
Other noncurrent assets	28,576	32,344
TOTAL ASSETS	$2,434,175	$2,359,484

LIABILITIES AND EQUITY
Trade accounts payable	$31,932	$25,162
Accrued expenses	46,397	38,176
Deferred revenue	9,816	9,595
Ad valorem taxes payable	5,095	9,544
Accrued compensation and employee benefits	3,339	11,222
Accrued interest	8,981	21,711
Accrued environmental remediation	1,585	1,430
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	16,671	16,580
Other current liabilities	20,124	34,714
Total current liabilities	150,607	174,801
Deferred tax liabilities	75,840	63,326
Long-term debt, net	1,067,172	976,995
Noncurrent deferred revenue	23,273	25,373
Noncurrent accrued environmental remediation	577	768
Other noncurrent liabilities	13,836	20,150
TOTAL LIABILITIES	1,331,305	1,261,413
Commitments and contingencies (Note 9)

Mezzanine Equity
Subsidiary Series A Preferred Units (93,039 issued and outstanding as of March 31, 2025 and December 31, 2024)	134,909	132,946

Equity
Series A Preferred Stock (65,508 authorized as of March 31, 2025 and December 31, 2024; 65,508 issued and outstanding as of March 31, 2025 and December 31, 2024)	110,789	110,230
Common stock, $0.01 par value (42,000,000 authorized as of March 31, 2025 and December 31, 2024; 12,241,098 and 10,659,220 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	122	106
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of March 31, 2025 and December 31, 2024; 6,524,467 and 7,471,008 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	65	75
Additional paid-in capital	632,387	540,714
Accumulated deficit	(185,220)	(183,333)
Total Company Stockholders’ equity	558,143	467,792
Noncontrolling interest	409,818	497,333
Total Equity	967,961	965,125
TOTAL LIABILITIES AND EQUITY	$2,434,175	$2,359,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenues:
Gathering services and related fees	$64,165	$61,985
Natural gas, NGLs and condensate sales	59,327	49,092
Other revenues	9,205	7,794
Total revenues	132,697	118,871
Costs and expenses:
Cost of natural gas and NGLs	35,434	30,182
Operation and maintenance	33,530	25,012
General and administrative	16,600	14,785
Depreciation and amortization	28,517	27,867
Transaction costs	2,793	7,791
Acquisition integration costs	1,244	40
Gain on asset sales, net	—	(27)
Long-lived asset impairments	—	67,916
Total costs and expenses	118,118	173,566
Other income (expense), net	9,057	(13)
Gain (loss) on interest rate swaps	(966)	2,590
Gain (loss) on sale of business	(43)	86,202
Gain on sale of equity method investment	—	126,261
Interest expense	(22,537)	(37,846)
Income from equity method investees	4,840	10,638
Income before income taxes	4,930	133,137
Income tax expense	(296)	(210)
Net income	$4,634	$132,927
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,592)	(3,770)
Less: Net income attributable to Series A Preferred Stock	(3,918)	(3,220)
Add: Net loss attributable to noncontrolling interest in SMLP	989	—
Net income (loss) attributable to Summit Midstream Corporation	$(1,887)	$125,937
Net income (loss) per share:
Common stock – basic	$(0.16)	$12.05
Common stock – diluted	$(0.16)	$11.47

Weighted-average number of shares outstanding:
Common stock – basic	11,767	10,449
Common stock – diluted	11,767	10,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earning (Deficit)	Non-controlling interest	Total Equity

Equity, December 31, 2024	$—	$—	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	—	—	3,918	—	—	—	(1,887)	(989)	1,042
Dividend paid on Series A Preferred Stock	—	—	(3,359)	—	—	—	—	—	(3,359)
Equity compensation	—	—	—	—	—	2,375	—	—	2,375
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	1	—	(2,838)	—	—	(2,837)
Moonrise Acquisition	—	—	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	—	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	—	—	(12,280)	—	—	(12,280)
Equity shift	—	—	—	—	—	86,526	—	(86,526)	—
Equity, March 31, 2025	$—	$—	$110,789	$122	$65	$632,387	$(185,220)	$409,818	$967,961

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earning (Deficit)	Non-controlling interest	Total Equity

Partners’ capital, December 31, 2023	$96,893	$621,670	$—	$—	$—	$—	$—	$—	$718,563
Net income	3,220	125,937	—	—	—	—	—	—	129,157
Equity compensation	—	2,772	—	—	—	—	—	—	2,772
Tax withholdings and associated payments on vested Summit LTIP awards	—	(1,878)	—	—	—	—	—	—	(1,878)
Partners’ capital, March 31, 2024	$100,113	$748,501	$—	$—	$—	$—	$—	$—	$848,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$4,634	$132,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	233	—
Depreciation and amortization	28,752	28,102
Noncash lease expense	2,349	1,009
Amortization of debt issuance costs and other	968	3,505
Equity compensation	2,375	2,772
Income from equity method investees	(4,840)	(10,638)
Distributions from equity method investees	6,694	17,082
Gain on asset sales, net	—	(27)
Foreign currency gain and other	—	19
Gain on fair value of earn-out	(9,023)	—
(Gain) loss on sale of business	43	(86,202)
Gain on sale of equity method investment	—	(126,261)
Unrealized (gain) loss on interest rate swaps	1,870	(1,244)
Long-lived asset impairment	—	67,916
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	2,961
Trade accounts payable	7,870	(3,497)
Accrued expenses	7,114	3,833
Deferred revenue, net	(1,879)	(2,293)
Ad valorem taxes payable	(4,449)	(5,261)
Accrued interest	(12,730)	25,528
Accrued environmental remediation, net	(35)	195
Other, net	(10,538)	(6,810)
Net cash provided by operating activities	16,030	43,616
Cash flows from investing activities:
Capital expenditures	(20,606)	(16,398)
Proceeds from Utica Sale (excluding Ohio Gathering)	—	292,266
Proceeds from sale of Ohio Gathering	—	332,734
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	(69,997)	—
Proceeds from asset sale	—	27
Investment in Double E equity method investee	(2,488)	—
Net cash provided by (used in) investing activities	(93,091)	608,629
Cash flows from financing activities:
Debt repayments - ABL Facility	(250,000)	(313,000)
Debt repayments - Permian Transmission Term Loan	(3,998)	(3,794)
Borrowings on Amended and Restated ABL Facility	90,000	—
Issuance of Additional 2029 Secured Notes	258,438	—
Distributions on Subsidiary Series A Preferred Units	(1,628)	(1,628)
Debt issuance costs	(4,832)	—
Distributions on Series A Preferred Shareholders	(3,359)	—
Other, net	(3,155)	(2,424)
Net cash provided by (used in) financing activities	81,466	(320,846)
Net change in cash, cash equivalents and restricted cash	4,405	331,399
Cash, cash equivalents and restricted cash, beginning of period	25,199	16,645
Cash, cash equivalents and restricted cash, end of period	$29,604	$348,044
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
Corporate Reorganization. In connection with the Corporate Reorganization, SMLP entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SMLP, the Company, Summit SMC NewCo, LLC (“Merger Sub”), a wholly owned subsidiary of the Company, and the General Partner. Pursuant to the Merger Agreement, Merger Sub merged with and into SMLP (the “Merger”), with SMLP continuing as the surviving entity and a wholly owned subsidiary of the Company, with (i) each then outstanding common unit representing limited partner interests in SMLP automatically converting into the right to receive one share of the Company’s common stock and (ii) each then outstanding Series A Preferred Unit automatically converting into the right to receive one share of Series A Preferred Stock. The Merger was accounted for as a common-control transaction between SMLP and Summit Midstream Corporation as a result of SMLP’s unitholders controlling both SMLP and Summit Midstream Corporation before and after the Merger. Upon consummation of the Corporate Reorganization, Summit Midstream Corporation recognized (i) income tax expense in its consolidated statements of operations for temporary differences that existed as of the date of the Corporate Reorganization, (ii) a tax benefit to equity due to changes in tax bases of assets and liabilities and (iii) a net deferred tax liability in its consolidated balance sheets. Upon completion of the Merger, SMLP’s common limited partner capital accounts were eliminated and replaced with shares of common stock, paid in capital, and retained deficit. Additionally, the Series A Preferred Units were exchanged for an equivalent number of shares of Series A Preferred Stock, with no substantive changes in contractual terms or investor cash flows.
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
Presentation and Consolidation. The Company prepares its condensed consolidated financial statements in accordance with GAAP as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates.

The unaudited condensed consolidated financial statements include the assets, liabilities and results of operations of the Company. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY
There have been no changes to the Company’s significant accounting policies since December 31, 2024.
New accounting standards not yet implemented. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on our disclosures.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact this standard will have on our disclosures within our consolidated statements of operations.
3. ACQUISITIONS AND DIVESTITURES
Moonrise Acquisition. On March 10, 2025, the Company completed the transaction contemplated in the Membership Interest Purchase Agreement, dated as of March 10, 2025, by and among the Company, Summit Holdings, Fundare Resources Company HoldCo, LLC, a Delaware limited liability company (“Fundare”), and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, a Delaware limited liability company, pursuant to which Fundare contributed all of its equity interests in Moonrise Midstream, LLC, a Delaware limited liability company (“Moonrise”), to Summit Holdings in exchange for total consideration equal to approximately $90.0 million (the “Moonrise Acquisition”). Total consideration consisted of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company.
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

Moonrise Preliminary Purchase Price Allocation (in thousands):
Total consideration paid for Moonrise (1)	$89,771
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,879
Accounts receivable	3,482
Other current assets	204
Property, plant and equipment, net	72,520
Intangibles	12,798
Other assets	750
Trade accounts payable, accrued expenses and other	(1,862)
Net assets acquired and liabilities assumed	$89,771
(1) Purchase price consideration includes $17.9 million of equity consideration (462,265 shares valued at $38.71 per share on March 10, 2025) as well as $1.9 million of cash acquired.

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
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of approximately 30 years.
From the date of the Moonrise Acquisition through March 31, 2025, revenues and operating income associated with the operations acquired through the acquisition totaled $6.1 million and $0.9 million, respectively.
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
No material changes were made during the three months ended March 31, 2025 to the provisional purchase accounting measurements initially recorded in December 2024 for the Tall Oak Acquisition. The provisional measurements are subject to change during the measurement period and such changes could be material. The Company continues to assess the fair values of the assets acquired and liabilities assumed. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the final actualization of accrued liabilities and receivable balances and the valuation of property, plant and equipment and intangible assets. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Moonrise Acquisition and Tall Oak Acquisition had occurred on January 1, 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	$136,676	$151,523
Net income	$3,836	$142,907
The unaudited pro forma information is for information purposes only and is not necessarily indicative of the operating results that would have occurred had the Moonrise Acquisition and Tall Oak Acquisition been completed at January 1, 2024, nor is it necessarily indicative of future operating results.
Summit Utica Sale. On March 22, 2024, SMLP completed the disposition of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments (the “Utica Sale”). Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
During the quarterly period ended March 31, 2024, SMLP recognized a total gain on the disposition of Summit Utica of $212.5 million based on total cash proceeds received of $625.0 million and net assets sold of $412.5 million. A portion of the cash proceeds was used to reduce amounts outstanding under the ABL Facility and pay the costs and expenses in connection with the Asset Sale Offer (as defined below; see Note 8 - Debt, for additional information) and are subject to final working capital adjustments.
The $625.0 million sale price did not discretely list values for OGC, OCC or SMLP’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, SMLP derived a preliminary fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its consolidated financial statements. The fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. Based on these fair values, SMLP recognized a gain on the disposition of the Utica midstream business of $86.2 million, which is recorded within gain on sale of business in the Company’s consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of Ohio Gathering in the Company’s consolidated statements of operations.
Mountaineer Midstream System. On May 1, 2024, SMLP completed the sale of its Mountaineer Midstream system, to Antero Midstream LLC for a cash sale price of $70.0 million, (the “Mountaineer Transaction”). Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, SMLP sold related compression assets located in the Marcellus Shale to a compression service provider for cash consideration of approximately $5 million in April 2024.
During the three months ended March 31, 2024, SMLP recognized an impairment of $68.0 million in connection with the Mountaineer Transaction and the sale of compression assets based on their estimated fair value and net assets of approximately $143.0 million.
4. REVENUE
The following table presents estimated revenue, as of March 31, 2025, expected to be recognized during the remainder of 2025 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2025	2026	2027	2028	2029	Thereafter

Gathering services and related fees	$27,734	$26,568	$7,965	$5,325	$—	$—
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 16 – Segment Information.

	Three Months Ended March 31, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$—	$—	$—	$—
Rockies	16,045	54,824	4,918	75,787
Permian	—	—	910	910
Piceance	15,743	906	1,184	17,833
Mid-Con	32,377	3,597	2,193	38,167
Total reportable segments	64,165	59,327	9,205	132,697
Corporate and other	—	—	—	—
Total	$64,165	$59,327	$9,205	$132,697

	Three Months Ended March 31, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Northeast	$16,853	$—	$—	$16,853
Rockies	16,516	47,970	4,108	68,594
Permian	—	—	910	910
Piceance	20,387	948	1,245	22,580
Mid-Con	8,229	174	1,457	9,860
Total reportable segments	61,985	49,092	7,720	118,797
Corporate and other	—	—	74	74
Total	$61,985	$49,092	$7,794	$118,871
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow.

	March 31, 2025	December 31, 2024
	(In thousands)
Gathering and processing systems and related equipment	$2,459,170	$2,372,881
Construction in progress	61,834	57,611
Land and line fill	12,843	12,816
Other	68,127	66,303
Total	2,601,974	2,509,611
Less: accumulated depreciation	(749,516)	(724,582)
Property, plant and equipment, net	$1,852,458	$1,785,029
Depreciation expense and capitalized interest for the Company follow.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Depreciation expense	$24,969	$23,571
Capitalized interest	396	472
6. EQUITY METHOD INVESTMENTS
As of March 31, 2025, the Company has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Company sold its investment in Ohio Gathering and recognized $126.3 million gain, which is recorded within Gain on sale of equity method investment within the unaudited condensed consolidated statements of operations. See Note 3 - Acquisitions and Divestitures for additional information.

7. DEFERRED REVENUE
The balances in deferred revenue as of March 31, 2025 and December 31, 2024 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2024	$9,595
Add: additions	2,167
Less: revenue recognized and other	(1,946)
Current deferred revenue, March 31, 2025	$9,816
An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2024	$25,373
Add: additions	—
Less: reclassification to current deferred revenue and other	(2,100)
Noncurrent deferred revenue, March 31, 2025	$23,273
8. DEBT
Debt for the Company at March 31, 2025 and December 31, 2024, follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$145,000	$305,000
Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	125,323	129,321
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	575,000
Less: unamortized debt discount, premium and debt issuance costs	(11,480)	(15,746)
Total debt, net of unamortized debt discount, premium and debt issuance costs	1,083,843	993,575
Less: current portion of Permian Transmission Term Loan	(16,671)	(16,580)
Total long-term debt	$1,067,172	$976,995
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to the Amended and Restated ABL Agreement, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of March 31, 2025, the most recent borrowing base determination of eligible assets, which does not include any additions for the acquired Tall Oak and Moonrise assets, totaled $525.2 million, an amount greater than the $500.0 million of aggregate lending commitments.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated

ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”). As of March 31, 2025, the Amended and Restated ABL Facility will mature on July 26, 2029.
Borrowings under the Amended and Restated ABL Facility bear interest, at the election of Summit Holdings, at a SOFR-based rate or a base rate, in each case, plus an applicable borrowing margin based on our Total Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement consistent with the Amended and Restated ABL Facility). The applicable margin for base rate loans varies from 1.50% to 2.25% and the applicable margin for SOFR-based loans varies from 2.50% to 3.25%, in each case, depending on our Total Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement).
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2025, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) was 0.52:1.00 and the Interest Coverage Ratio was 2.80:1.00. As of March 31, 2025, the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
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
Pursuant to the Amended and Restated ABL Agreement, the Obligations (as defined in the Amended and Restated ABL Agreement) are generally secured by a first priority lien on and security interest in (subject to permitted liens), subject to certain exclusions and limitations set forth in the Amended and Restated ABL Agreement, (i) substantially all of the personal property of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors, (ii) all equity interests in Summit Holdings and certain other entities, all debt securities and certain rights related to the foregoing, in each case, owned by SMLP, (iii) Closing Date Gathering Station Real Property and Closing Date Pipeline Systems Real Property (each, as defined in the Amended and Restated ABL Agreement) and certain other material real property interests (including improvements thereon) of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors as provided in the Amended and Restated ABL Agreement and (iv) all proceeds of the foregoing collateral.
As of March 31, 2025, the applicable margin under the adjusted SOFR borrowings was 2.500%, the interest rate was 6.92%, and the total available borrowing capacity totaled $354.2 million, after giving effect to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit.
Intercreditor Agreement. On November 2, 2021, Summit Holdings and the other guarantors party thereto entered into an Intercreditor Agreement (as modified by the Notice of Reaffirmation (as defined below), the “Intercreditor Agreement”) with Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, and Regions Bank, as initial second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders, which was reaffirmed by Bank of America, N.A., in connection with its entry into the Amended and Restated ABL Facility, and which Regions Bank joined as an additional second lien representative for the additional second lien claimholders and additional second lien collateral agent for the additional second lien claimholders, in each case, pursuant to that certain Notice and Reaffirmation of Intercreditor Agreement (the “Notice of Reaffirmation”), dated as of July 26, 2024, substantially concurrently with the entry into the Amended and Restated ABL Facility. The Intercreditor Agreement establishes (i) a first-priority lien (subject to permitted liens) status for the liens on the collateral securing the ABL Facility (and will apply to the Amended and Restated ABL Facility) and any additional first-lien indebtedness and (ii) a junior priority lien (subject to permitted liens) status for the liens on the collateral securing the 2029 Secured Notes.

Permian Transmission Credit Facilities. On March 8, 2021, SMLP’s unrestricted subsidiary, Summit Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million working capital facility. The Permian Transmission Credit Facilities can be used to finance Summit Permian Transmission’s capital calls associated with its investment in Double E, debt service and other general corporate purposes. Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475%, the average interest rate was 6.81% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan Facility at a fixed SOFR rate of 1.23%. As of March 31, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of March 31, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475% and the average interest rate was 6.81%. As of March 31, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of March 31, 2025:

(In thousands)	Total	2025	2026	2027	2028	2029
Amortizing principal repayments	$125,323	$12,582	$16,967	$17,769	$78,005	$—
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes, at a price of 103.375% of their face value, as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. As of March 31, 2025, $825.0 million of the 2029 Secured Notes were outstanding. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15.
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
As of March 31, 2025, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.
2026 Secured Notes. In 2021, Summit Holdings and Finance Corp. issued $700.0 million of 8.500% Senior Secured Second Lien Notes due 2026 to eligible purchasers pursuant to Rule 144A and Regulation S of the Securities Act, at a price of 98.5% of their face value. Additionally, in November 2022, in connection with the 2022 DJ Acquisitions, Summit Holdings and Finance Corp. issued an additional $85.0 million of 2026 Secured Notes at a price of 99.26% of their face value. The Company paid interest on the 2026 Secured Notes semi-annually on April 15 and October 15 of each year.

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
2026 Unsecured Notes. In November 2023, Summit Holdings and Finance Corp. issued a total of $209.5 million aggregate principal amount of 2026 Unsecured Notes in exchange for $180.0 million aggregate principal amount of the 2025 Senior Notes and $29.5 million in cash. The cash raised was used to repurchase $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged. SMLP paid interest on the 2026 Unsecured Notes semi-annually in cash in arrears on April 15 and October 15 of each year.
On June 7, 2024, Summit Holdings and Finance Corp. delivered a redemption notice with respect to all $209.5 million of the outstanding 2026 Unsecured Notes. On June 24, 2024, the 2026 Unsecured Notes were fully repaid and discharged.
2025 Senior Notes. In February 2017, Summit Holdings and Finance Corp. issued the 2025 Senior Notes. SMLP paid interest on the 2025 Senior Notes semi-annually in cash in arrears on April 15 and October 15 of each year.
Summit Holdings and Finance Corp. had the right to redeem all or part of the 2025 Senior Notes at a redemption price of 100.00%, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
In November 2023, SMLP exchanged $180.0 million aggregate principal amount of the 2025 Senior Notes and repurchased $29.7 million aggregate principal amount of the remaining 2025 Senior Notes that were not exchanged.
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
9. COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2025, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to March 31, 2026. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2024	$2,198
Payments made	(36)
Changes in estimates	—
Accrued environmental remediation, March 31, 2025	$2,162
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of March 31, 2025 and December 31, 2024, the accrued loss liability for the 2015 Blacktail Release was $15.0 million of which $6.7 million is recorded within Accrued settlement payable and $8.3 million within Other noncurrent liabilities on the Company’s unaudited condensed consolidated balance sheets.
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
Subsidiaries of the Company are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. The scope and effect of the debarment as defined do not materially affect our operations. Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate Defendant subsidiary’s change of corporate attitude, policies, practices, and procedures. SMLP and certain subsidiaries of the Company have also received a show cause notice from the EPA requesting us to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant subsidiary and certain affiliates under 2 C.F.R. § 180.800(d), to which SMLP has responded, and in which proceeding no further developments have occurred.
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

10. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	March 31, 2025		December 31, 2024
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2029 Secured Notes	$825,000	$841,514	$575,000	$595,125
(1) Excludes applicable unamortized debt issuance costs, debt discounts and debt premiums.

The carrying values on the balance sheets of the Amended and Restated ABL Facility and the Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair value of the 2029 Secured Notes is based on an average of nonbinding broker quotes as of March 31, 2025 and December 31, 2024. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
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
Tall Oak earn-out: In connection with the Tall Oak Acquisition, the Company incurred a deferred earn-out liability. As of March 31, 2025, the estimated fair value of the deferred earn-out liability recorded on the Company’s consolidated balance sheet was $12.3 million and is reflected within other current liabilities. As of December 31, 2024, the estimated fair value of the deferred earn-out was $21.3 million, of which $14.5 million is reflected within other current liabilities and $6.8 million is reflected within other noncurrent liabilities. The earn-out becomes payable to Tall Oak Parent subject to Tall Oak and its customers meeting certain development requirements. During the three months ended March 31, 2025, the Company recorded a $9.0 million gain on the fair value remeasurement of the Tall Oak earn-out. As of March 31, 2025 none of the earn-out requirements had been met.
Sterling DJ earn-out: In connection with the acquisition of Sterling DJ, SMLP assumed a deferred earn-out liability, which was remeasured each reporting period. SMLP’s deferred earn-out liability was settled in full during the quarterly period ended June 30, 2024.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, SMLP entered into amortizing interest rate swap agreements. As of March 31, 2025 and December 31, 2024, the outstanding notional amounts of interest rate swaps were $112.8 million and $116.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Company’s variable rate debt to fixed rate debt. The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Company. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of March 31, 2025 and December 31, 2024, the Company’s interest rate swap agreements had a fair value of $9.1 million and $11.0 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
For the three months ended March 31, 2025 and 2024, the Company recorded a loss on interest rate swaps of $1.0 million and a gain on interest rate swaps of $2.6 million, respectively.

11. EQUITY AND MEZZANINE EQUITY
Common Stock. Upon the consummation of the Corporate Reorganization, each outstanding common unit of SMLP was converted into the right to receive 1.000 shares of common stock of Summit Midstream Corporation. An update on the number of shares of common stock follows for the period from December 31, 2024 to March 31, 2025:

Shares of Common Stock
Shares, December 31, 2024	10,659,220
Conversion of Class B Common Stock and Partnership Common Units	946,541
Shares issued for SMLP LTIP, net	173,072
Moonrise Acquisition	462,265
Shares, March 31, 2025	12,241,098
Class B Common Stock. In the Tall Oak Acquisition, the Company issued 7,471,008 shares of non-economic Class B Common Stock to Tall Oak Parent. Such shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2024 to March 31, 2025.

Shares of Class B Common Stock
Shares, December 31, 2024	7,471,008
Conversion of Class B Common Stock and Partnership Common Units	(946,541)
Shares, March 31, 2025	6,524,467
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
Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Company’s Board of Directors out of legally available funds for such purpose. The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on March 15, 2025 for the period ending June 30, 2025 was 12.0%.
On May 3, 2020, SMLP suspended distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. On February 28, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend on its Series A Preferred Stock for the period ended March 14, 2025. A cash dividend of $51.27 per share was paid on the outstanding 65,508 shares of Series A Preferred Stock on March 15, 2025 to holders of record of shares of Series A Preferred Stock as of the close of business on March 3, 2025.
As of March 31, 2025 and December 31, 2024, the Company had 65,508 shares of Series A Preferred Stock outstanding and $46.9 million of accrued and unpaid distributions on its Series A Preferred Stock.
Partnership Common Units. In the Tall Oak Acquisition, SMLP issued 7,471,008 Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of Partnership Common Units not owned by the Company follows for the period from December 31, 2024 to March 31, 2025.

Partnership Common Units
Units, December 31, 2024	7,471,008
Conversion of Class B Common Stock and Partnership Common Units	(946,541)
Units, March 31, 2025	6,524,467
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
As of March 31, 2025, the Company had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on March 31, 2025, the redemption amount would be $135.9 million when considering the applicable multiple on invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.

The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2024 to March 31, 2025, net of $1.0 million and $1.1 million of unamortized issuance costs at March 31, 2025 and December 31, 2024, respectively:

(In thousands)
Balance at, December 31, 2024	$132,946
Redemption accretion, net of issuance cost amortization	3,592
Cash distribution (includes a $1.6 million distribution payable as of March 31, 2025)	(1,629)
Balance at, March 31, 2025	$134,909
Noncontrolling interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the consolidated balance sheet. As of March 31, 2025, the Company’s noncontrolling interest is approximately 35% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
Balance, December 31, 2024	$497,333
Net loss	(989)
Equity shift - Change in Ownership of Consolidated Subsidiary	(86,526)
Balance as of March 31, 2025	$409,818
Equity shift - Change in Ownership of Consolidated Subsidiary. The Tall Oak Acquisition resulted in the establishment of a noncontrolling interest on December 2, 2024 due to the issuance of 7,471,008 Partnership Common Units in Summit Midstream Partners, LP to Tall Oak Parent.
During the three months ended March 31, 2025, the Company had an equity shift and its noncontrolling interest was reduced by $86.5 million primarily due to an increase in the number of SMC shares outstanding and a corresponding increase in SMC’s ownership of SMLP’s net assets. The increase in SMC’s outstanding share count, which also resulted in an equivalent increase of SMLP’s issued units, was a result of (a) the issuance of 0.9 million SMC shares to Tall Oak Midstream Investments, LLC (“TOMI”) for the exchange and conversion of TOMI’s ownership of 0.9 million SMC’s Class B Common Stock and associated 0.9 million Partnership Common Units, (b) the issuance of 0.5 million SMC shares for the Moonrise Acquisition (See Note 3 - Acquisitions and Divestitures) and (c) employee share-based compensation vesting events.
Cash Distribution Policy. In March 2020, SMLP suspended cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. As of March 31, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.9 million.
Absent a material change to the Company’s business, the Company does not expect to pay dividends to holders of the Company’s common stock in the foreseeable future. Any future dividend payments will depend on the Company’s financial condition, market conditions and other matters deemed relevant by the Company’s Board of Directors. Additionally, the Company’s ability to pay dividends is subject to restrictions on dividends under the Amended and Restated ABL Facility, Series A Preferred Shares and the indenture governing the 2029 Senior Notes.

12. EARNINGS PER SHARE
The following table details the components of EPS.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net income	$4,634	$132,927
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,592)	(3,770)
Add: Net loss attributable to noncontrolling interest	989	—
Net income attributable to Summit Midstream Corporation	$2,031	$129,157

Less: Net income attributable to Series A Preferred Stock	$(3,918)	$(3,220)
Net income (loss) attributable to common equity holders	$(1,887)	$125,937

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	11,767	10,449
Effect of nonvested restricted stock units	—	531
Effect of assumed conversion and elimination of noncontrolling interest and net income
Weighted-average number of shares outstanding – diluted	11,767	10,980

Net income (loss) per share:
Common Stock – basic	$(0.16)	$12.05
Common Stock – diluted	$(0.16)	$11.47
Class B Common Stock - basic and diluted	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	462	38
Class B Common Stock	6,535	—
13. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$34,199	$9,210
Cash paid for taxes	$85	$—

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$7,128	$6,183
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$3,592	$3,770
Equity consideration for Moonrise Acquisition	$17,895	$—

14. EQUITY COMPENSATION
SMC Long-Term Incentive Plan. In connection with the consummation of the Corporate Reorganization, the Company assumed SMLP’s 2022 Long-Term Incentive Plan, as amended by the First Amendment, effective as of March 16, 2022 (the “SMLP LTIP”), and all the obligations of SMLP thereunder. The SMLP LTIP units were exchanged on a one-for-one basis with equivalent terms. In connection with the assumption of the SMLP LTIP and the Corporate Reorganization, the Board of Directors approved the amendment and restatement of the SMLP LTIP, with such amendment and restatement effective as of August 1, 2024 (such amended and restated plan, the Summit Midstream Corporation 2024 Long-Term Incentive Plan (the “SMC LTIP”)). The SMC LTIP authorizes the Compensation Committee of the Company, in its discretion, to grant awards of restricted stock, restricted stock units, stock options, stock appreciation rights and other awards related to the Company’s common stock upon such terms and conditions as it may determine appropriate and in accordance with the terms of the SMC LTIP.
Significant items to note:
•For the three-month period ended March 31, 2025, the Company granted 117,651 time-based restricted stock units and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.4 million and the awards vest ratably over a three-year period.
•For the three-month period ended March 31, 2025, the Company granted 90,081 performance-based restricted stock units and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.4 million and the awards vest at the end of three years.
•For the three-month period ended March 31, 2025, the Company issued 18,372 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
As of March 31, 2025, approximately 0.6 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
15. INCOME TAXES
Prior to consummation of the Corporate Reorganization, SMLP was treated as a partnership for federal and state income tax purposes, in which the Partnership’s taxable income or loss was passed through to its unitholders. SMLP was subject to Texas margin tax. Therefore, with the exception of Texas, SMLP did not directly pay federal and state income taxes and no entity-level income tax provisions was recorded other than for the effects of the Texas margin tax.
Summit Midstream Corporation’s effective income tax rate for the three months ended March 31, 2025 and March 31, 2024 was 6.00% and 0.00%, respectively. The effective tax rate for the three months ended March 31, 2025 was different from the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation and nondeductible executive compensation. The effective tax rate for the three months ended March 31, 2024 was different from the U.S. federal statutory income tax rate of 21% primarily due to SMLP’s pre-Corporate Reorganization income not being subject to U.S. federal or state income tax, other than the Texas margin tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SMC assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of March 31, 2025.
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
•Mid-Con – Includes the Company’s midstream assets located in the Barnett Shale and, following the Tall Oak Acquisition, the Arkoma Basin.
•Northeast – Includes the Company’s previously owned midstream assets located in the Utica and Marcellus shale plays and the previously owned equity method investment in Ohio Gathering that was focused on the Utica Shale. During the year ended December 31, 2024, the Company divested of its Northeast operations. See Note 3 - Acquisitions and Divestitures for additional information.
The following table provides information about the Company’s reportable segments:

	Rockies	Permian	Piceance	Mid-Con	Northeast
Three Months Ended March 31, 2025
Revenues: (1)
Gathering services and related fees	$16,045	$—	$15,743	$32,377	$—
Natural gas, NGL’s and condensate sales	54,824	—	906	3,597	—
Other revenues	4,918	910	1,184	2,193	—
Total revenues	$75,787	$910	$17,833	$38,167	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$48,422	$—	$292	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(13,280)	—	—	—	—
Employee costs	4,209	—	1,580	2,505	—
Materials, parts and other operating expenses	4,486	—	1,805	2,904	—
Indirect and passthrough (3)	4,215	—	2,296	9,865	—
Other segment items (2)	2,866	(7,360)	74	436	—
Segment Adjusted EBITDA	$24,869	$8,270	$11,786	$22,457	$—

	Rockies	Permian	Piceance	Mid-Con	Northeast
Three Months Ended March 31, 2024
Revenues: (1)
Gathering services and related fees	$16,516	$—	$20,387	$8,229	$16,853
Natural gas, NGL’s and condensate sales	47,970	—	948	174	—
Other revenues	4,108	910	1,245	1,457	—
Total revenues	$68,594	$910	$22,580	$9,860	$16,853
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$40,982	$—	$374	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(11,174)	—	—	—	—
Employee costs	3,723	—	1,465	729	555
Materials, parts and other operating expenses	5,388	—	1,857	685	703
Indirect and passthrough (3)	4,292	—	2,412	3,010	657
Other segment items (2)	2,509	(6,355)	1,239	336	(14,083)
Segment Adjusted EBITDA	$22,874	$7,265	$15,233	$5,100	$29,021
(1) The Company’s revenues are attributable solely to external customers located within the United States.
(2) For the three months ended March 31, 2025 and 2024, other segment items consist primarily of the following:
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
•Mid-Con - includes general and administrative expenses, operations and maintenance expenses, adjustments related to capital reimbursement activity, the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts;
•Northeast - includes general and administrative expenses, operations and maintenance expense, the Company’s proportional adjusted EBITDA from its equity method investment in Ohio Gathering.
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.
Assets by reportable segment follow.

	March 31, 2025	December 31, 2024
	(In thousands)
Assets(1):
Rockies	$1,013,891	$917,293
Permian	282,927	285,280
Piceance	380,114	389,668
Mid-Con	745,477	746,549
Northeast	—	—
Total reportable segment assets	2,422,409	2,338,790
Corporate and Other	11,766	20,694
Total assets	$2,434,175	$2,359,484
(1) The Company’s long-lived assets are located within the United States.
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Depreciation and amortization:
Rockies	$9,753	$8,945
Permian	—	—
Piceance	10,550	10,468
Mid-Con(1)	8,058	4,055
Northeast	—	4,248
Total reportable segment depreciation and amortization	28,361	27,716
Corporate and Other	391	386
Total depreciation and amortization	$28,752	$28,102
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash paid for capital expenditures:
Rockies	$11,473	$12,558
Permian	—	—
Piceance	1,090	685
Mid-Con	7,222	406
Northeast	—	1,535
Total reportable segment capital expenditures	19,785	15,184
Corporate and Other	821	1,214
Total cash paid for capital expenditures	$20,606	$16,398
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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Reconciliation of segment adjusted EBITDA to income before income taxes:
Total segment adjusted EBITDA	$67,382	$79,493
Less:
Corporate and Other expense (1)	8,127	15,096
Income from equity method investees	(4,840)	(10,638)
Interest expense	22,537	37,846
Depreciation and amortization (2)	28,752	28,102
Proportional adjusted EBITDA for equity method investees (3)	7,404	20,675
Adjustments related to capital reimbursement activity (4)	(1,946)	(2,923)
Equity compensation	2,375	2,772
Gain on asset sales, net	—	(27)
Gain (loss) on sale of business	43	(86,202)
Gain on sale of equity method investment	—	(126,261)
Long-lived asset impairment	—	67,916
Income before income taxes	$4,930	$133,137
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, for the three months ended March 31, 2025 other expense consisted primarily of a gain on the fair value remeasurement of the Tall Oak earn-out offset by transaction and other expenses. For the three months ended March 31, 2024, other expense consisted primarily of gains on interest rate swaps offset by transaction and other expenses.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of the Company and its subsidiaries for the periods since December 31, 2024. As a result, the following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the Company’s 2024 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in the section “Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Three Months Ended March 31, 2025 and 2024” section included herein.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$4,634	$132,927
Reportable segment adjusted EBITDA
Rockies	$24,869	$22,874
Permian	8,270	7,265
Piceance	11,786	15,233
Mid-Con	22,457	5,100
Northeast	—	29,021

Net cash provided by operating activities	$16,030	$43,616
Capital expenditures (1)	20,606	16,398
Proceeds from Utica Sale (excluding Ohio Gathering)	—	292,266
Proceeds from sale of Ohio Gathering	—	332,734
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	(69,997)	—
Investment in Double E equity method investee	2,488	—
Debt repayments - ABL Facility	(250,000)	(313,000)
Debt repayments - Permian Transmission Term Loan	(3,998)	(3,794)
Borrowings on Amended and Restated ABL Facility	90,000	—
Issuance of Additional 2029 Secured Notes	258,438	—
(1)See “Liquidity and Capital Resources” herein for additional information on capital expenditures.
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
•Production from U.S. shale plays;
•General economic conditions, whether internationally, nationally, or in the regional and local market areas in which we do business, including any future economic downturn, the imposition of tariffs or trade or other economic sanctions, and political instability;
•Capital markets availability and cost of capital; and
•Inflation and shifts in operating costs.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the “Trends and Outlook” section of MD&A included in the 2024 Annual Report.
Moonrise Acquisition. On March 10, 2025, the Company completed the transaction contemplated in the Membership Interest Purchase Agreement, dated as of March 10, 2025, by and among the Company, Summit Holdings, Fundare, and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, a Delaware limited liability company, pursuant to which Fundare contributed all of its equity interests in Moonrise to Summit Holdings in exchange for total consideration equal to approximately $90.0 million. Total consideration consisted of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company.

Capital structure optimization and portfolio management. We intend to continue to improve our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long term shareholder value. This may include opportunistic acquisitions, divestitures, re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our current cash balance, internally generated cash flow, our Amended and Restated ABL Facility, the Permian Credit Facility, and access to debt or equity will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset. On March 24, 2025, the Company filed a registration statement on Form S-3, which was declared effective by the SEC on April 1, 2025, registering an indeterminate number or amount, as the case may be, of certain equity securities under the Securities Act to be sold by the Company from time to time at indeterminate prices, which together shall have a maximum aggregate offering price not to exceed $240.0 million.
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the United States, certain events and conditions in foreign oil and natural gas producing countries, such as the continued conflict in the Middle East, including the Hamas-Israel war, and Russia’s invasion of Ukraine, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
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

Inflation and operating costs. The annual rate of inflation in the United States hit 6.5% in December 2022, one of the highest increases in more than three decades, as measured by the Consumer Price Index. While inflation has declined since further increases in inflation could increase our operating costs and the overall cost of capital projects we undertake. While some of our fee arrangements escalate based on changes in price indexes, these fee escalations may not be sufficient to offset an increase in our expenditures. Furthermore, inflation may impact producers’ economic decision making, which in turn could impact their willingness to develop acreage in areas that are more susceptible to inflationary pressures and labor force shortages.
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times and the timing of any potential further increases or decreases remains uncertain. As of March 31, 2025, we had approximately $825.0 million principal of fixed-rate debt, $145.0 million outstanding under our variable rate Amended and Restated ABL Facility and $125.3 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of March 31, 2025, we had $112.8 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
How We Evaluate Our Operations
We currently conduct and report our operations in the midstream energy industry through four reportable segments: Rockies, Permian, Piceance and Mid-Con. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 16 - Segment Information to the consolidated financial statements). Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance and we view these metrics as important factors in evaluating our profitability. These metrics include (i) throughput volume, (ii) revenues, (iii) operation and maintenance expenses, (iv) capital expenditures and (v) segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2025.
Additional Information. For additional information, see the “Results of Operations” section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the “How We Evaluate Our Operations” section of MD&A included in the 2024 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards Applicable to the Company.

Results of Operations
Consolidated Overview for the Three Months Ended March 31, 2025 and 2024
The following table presents certain consolidated financial and operating data.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues:
Gathering services and related fees	$64,165	$61,985
Natural gas, NGLs and condensate sales	59,327	49,092
Other revenues	9,205	7,794
Total revenues	132,697	118,871
Costs and expenses:
Cost of natural gas and NGLs	35,434	30,182
Operation and maintenance	33,530	25,012
General and administrative	16,600	14,785
Depreciation and amortization	28,517	27,867
Transaction costs	2,793	7,791
Acquisition integration costs	1,244	40
Gain on asset sales, net	—	(27)
Long-lived asset impairment	—	67,916
Total costs and expenses	118,118	173,566
Other income (expense), net	9,057	(13)
Gain (loss) on interest rate swaps	(966)	2,590
Gain (loss) on sale of business	(43)	86,202
Gain on sale of equity method investment	—	126,261
Interest expense	(22,537)	(37,846)
Income from equity method investees	4,840	10,638
Income before income taxes	4,930	133,137
Income tax expense	(296)	(210)
Net income	$4,634	$132,927

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	883	1,327
Aggregate average daily throughput - liquids (Mbbl/d)	74	74
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three Months Ended March 31, 2025 and 2024”.

Volumes – Gas. Natural gas throughput volumes decreased 444 MMcf/d for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflecting:
•a volume throughput decrease of 712 MMcf/d for the Northeast segment.
•a volume throughput decrease of 46 MMcf/d for the Piceance segment.
•a volume throughput increase of 309 MMcf/d for the Mid-Con segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment remained consistent for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to natural production declines, offset by 19 new well connections that came online subsequent to March 31, 2024 and additional throughput in connection with the Moonrise Acquisition..
For additional information on volumes, see the “Segment Overview for the Three Months Ended March 31, 2025 and 2024” section herein.
Revenues. Total revenues increased $13.8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, comprised of a $10.2 million increase in natural gas, NGLs and condensate sales, a $2.2 million increase in gathering services and related fees and a $1.4 million increase in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $2.2 million compared to the three months ended March 31, 2024, primarily reflecting:
•a $24.1 million increase in the Mid-Con, primarily due to increased volume throughput as a result of the Tall Oak Acquisition;
•a $16.9 million decrease in the Northeast, primarily due to the sale of the Mountaineer Midstream system and the disposition of Summit Utica;
•a $4.6 million decrease in the Piceance, primarily due to decreased volume throughput; and
•a $0.5 million decrease in the Rockies, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $10.2 million compared to the three months ended March 31, 2024, primarily reflecting:
•a $6.9 million increase in the Rockies, primarily due to increased volume throughput; and
•a $3.4 million increase in the Mid-Con, primarily related to increased volume throughput as a result of the Tall Oak Acquisition.
Costs and Expenses. Total costs and expenses decreased $55.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $5.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Operation and Maintenance. Operation and maintenance expense increased $8.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Long-lived asset impairments. During the quarterly period ended March 31, 2024, we recognized an impairment charge of $67.9 million in connection with the Mountaineer Transaction.
Interest Expense. Interest expense decreased $15.3 million for the three months ended March 31, 2025, compared to three months ended March 31, 2024, primarily due to $18.6 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively, $4.0 million of reduced interest expense as a result of decreased borrowings on the Amended and Restated ABL Facility and $6.3 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $16.7 million of increased borrowing costs in connection with issuance of the 2029 Secured Notes in July 2024 and January 2025.

Segment Overview for the Three Months Ended March 31, 2025 and 2024
Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2025	2024	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	129	124	4%
Aggregate average daily throughput - liquids (Mbbl/d)	74	74	—%
Natural gas. Natural gas volume throughput increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflecting 83 new well connections that came online subsequent to March 31, 2024, additional throughput in connection with the Moonrise Acquisition, partially offset by a 17 MMcf/d reduction in gas delivered by third parties and natural production declines.
For the three months ended March 31, 2025 and 2024, costs of natural gas and NGLs includes $13.3 million and $11.2 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
Liquids. Liquids volume throughput remained consistent for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to natural production declines, offset by 19 new well connections that came online subsequent to March 31, 2024 and additional throughput in connection with the Moonrise Acquisition.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2025	2024	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$16,045	$16,516	(3%)
Natural gas, NGLs and condensate sales	54,824	47,970	14%
Other revenues	4,918	4,108	20%
Total revenues	75,787	68,594	10%
Costs and expenses:
Cost of natural gas and NGLs	35,142	29,808	18%
Operation and maintenance	12,697	13,012	(2%)
General and administrative	1,406	1,431	(2%)
Depreciation and amortization	9,753	8,945	9%
Gain on asset sales, net	—	(19)	*
Total costs and expenses	58,998	53,177	11%
Add:
Depreciation and amortization	9,753	8,945
Adjustments related to capital reimbursement activity	(1,714)	(1,469)
Gain on asset sales, net	—	(19)
Other	41	—
Segment adjusted EBITDA	$24,869	$22,874	9%
* Not considered meaningful
Three months ended March 31, 2025. Segment adjusted EBITDA increased $2.0 million, compared to the three months ended March 31, 2024, primarily as a result of higher product margins and approximately $1.1 million of EBITDA in connection with the Moonrise Acquisition.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2025	2024	Percentage Change
Average daily throughput (MMcf/d) (Double E)	664	467	42%
Volume throughput for Double E increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements:

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2025	1,068,630
2026	1,115,000
2027	1,115,000
2028	1,115,000
2029	1,115,000
2030	1,115,000
2031	1,009,521
2032	240,000
2033	240,000
2034	105,753
2035	9,863

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended March 31,
	2025	2024	Percentage Change
	(In thousands)
Revenues:
Other revenues	$910	$910	*
Total revenues	910	910	—%
Costs and expenses:
General and administrative	44	36	22%
Total costs and expenses	44	36	22%
Add:
Proportional adjusted EBITDA for Double E	7,404	6,391	16%
Segment adjusted EBITDA	$8,270	$7,265	14%
*Not considered meaningful
Three months ended March 31, 2025. Segment adjusted EBITDA increased $1.0 million compared to the three months ended March 31, 2024, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2025	2024	Percentage Change
Aggregate average daily throughput (MMcf/d)	266	312	(15%)
Volume throughput decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended March 31,
	2025	2024	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$15,743	$20,387	(23%)
Natural gas, NGLs and condensate sales	906	948	(4)%
Other revenues	1,184	1,245	(5)%
Total revenues	17,833	22,580	(21%)
Costs and expenses:
Cost of natural gas and NGLs	292	374	(22)%
Operation and maintenance	5,642	5,672	(1)%
General and administrative	322	306	5%
Depreciation and amortization	10,550	10,468	1%
Gain on asset sales, net	—	(8)	(100%)
Total costs and expenses	16,806	16,812	*
Add:
Depreciation and amortization	10,550	10,468
Adjustments related to capital reimbursement activity	70	(1,105)
Gain on asset sales, net	—	(8)
Other	139	110
Segment adjusted EBITDA	$11,786	$15,233	(23%)
________
*Not considered meaningful
Three months ended March 31, 2025. Segment adjusted EBITDA decreased $3.4 million compared to the three months ended March 31, 2024 primarily related to natural production declines.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follows.

	Mid-Con
	Three Months Ended March 31,
	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	488	179	173%
Volume throughput increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of the Tall Oak Acquisition and 34 new well connections that came online subsequent to March 31, 2024 and the resumption of previous production curtailments associated with reductions in commodity pricing.
Financial data for our Mid-Con reportable segment follows.

	Mid-Con
	Three Months Ended March 31,
	2025	2024	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$32,377	$8,229	293%
Natural gas, NGLs and condensate sales	3,597	174	1,967%
Other revenues (1)	2,193	1,457	51%
Total revenues	38,167	9,860	*
Costs and expenses:
Operation and maintenance	15,193	4,376	247%
General and administrative	425	291	46%
Depreciation and amortization	7,823	3,820	105%
Integration costs	590	—	*
Total costs and expenses	24,031	8,487	*
Add:
Depreciation and amortization	8,058	4,055
Integration costs	590	—
Adjustments related to capital reimbursement activity	(332)	(328)
Other	5	—
Segment adjusted EBITDA	$22,457	$5,100	340%
________
*Not considered meaningful
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three months ended March 31, 2025. Segment adjusted EBITDA increased $17.4 million compared to the three months ended March 31, 2024, primarily as a result of the increased volume throughput discussed above.

Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	—	712	*
Average daily throughput (MMcf/d) (Ohio Gathering)	—	849	*
* Not considered meaningful
On March 22, 2024, we completed the disposition of Summit Utica, the owner of our equity method investment, Ohio Gathering, and on May 1, 2024, we completed the disposition of our Mountaineer Midstream system.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended March 31,
	2025	2024	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$—	$16,853	*
Total revenues	—	16,853	*
Costs and expenses:
Operation and maintenance	—	1,893	*
General and administrative	—	201	*
Depreciation and amortization	—	4,248	*
Long-lived asset impairment	—	67,916	*
Total costs and expenses	—	74,258	*
Add:
Depreciation and amortization	—	4,248
Adjustments related to capital reimbursement activity	—	(20)
Long-lived asset impairment	—	67,916
Proportional adjusted EBITDA for Ohio Gathering (1)	—	14,282
Segment adjusted EBITDA	$—	$29,021	*
* Not considered meaningful
(1)SMLP recorded its financial results of its investment in Ohio Gathering on a one-month lag based on financial information available to us during the reporting period. With the divestiture of Ohio Gathering in March 2024, proportional adjusted EBITDA includes financial results from December 1, 2023 through March 22, 2024 ($2.5 million for March 1, 2024 - March 22, 2024).

Corporate and Other Overview for the Three Months Ended March 31, 2025 and 2024
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended March 31,
	2025	2024	Percentage Change
	(In thousands)
Costs and expenses:
General and administrative	$14,403	$12,520	15%
Transaction costs	2,793	7,791	(64)%
Interest expense	22,537	37,846	(40)%
________
* Not considered meaningful
General and administrative. General and administrative expenses increased by $1.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increased professional and legal expenses.
Transaction costs. Transaction costs during the three months ended March 31, 2025 and 2024 were primarily related to the the Moonrise Acquisition and Utica Sale, respectively.
Interest expense. Interest expense decreased $15.3 million for the three months ended March 31, 2025, compared to three months ended March 31, 2024, primarily due to $18.6 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively, $4.0 million of reduced interest expense as a result of decreased borrowings on the Amended and Restated ABL Facility and $6.3 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $16.7 million of increased borrowing costs in connection with issuance of the 2029 Secured Notes in July 2024 and January 2025.
Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as current cash balance and external financing sources, including commercial bank borrowings, and the issuance of debt, equity and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Amended and Restated ABL Facility and Permian Transmission Credit Facilities, together with internally generated cash flows, current cash balance and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months, and based on current expectations, the long-term, without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2025, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $0.8 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facilities aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the Permian Transmission Credit Facilities. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2025, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) and the Interest Coverage Ratio was 0.52:1.00 and 2.80:1.00, respectively.

Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement, with SMLP, consisting of a $500.0 million asset-based revolving credit facility. As of March 31, 2025, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of March 31, 2025, there was $145.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $354.2 million after giving effect to the issuance thereunder of $0.8 million of outstanding but undrawn irrevocable standby letters of credit.
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029. The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of March 31, 2025, the outstanding balance of the 2029 Secured Notes was $825.0 million.
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
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$16,030	$43,616
Net cash provided by (used in) investing activities	(93,091)	608,629
Net cash provided by (used in) financing activities	81,466	(320,846)
Net change in cash, cash equivalents and restricted cash	$4,405	$331,399
Operating activities.
Cash flows provided by operating activities for the three months ended March 31, 2025 primarily reflected:
•a net income of $4.6 million plus positive adjustments of $29.4 million for non-cash operating items; and
•a $18.0 million change in working capital accounts.
Cash flows provided by operating activities for the three months ended March 31, 2024 primarily reflected:
•a net income of $132.9 million plus adjustments of $104.0 million for non-cash operating items; and
•a $14.7 million change in working capital accounts.

Investing activities.
Cash flows used by investing activities during the three months ended March 31, 2025 primarily reflected:
•$70.0 million of cash outflows from cash consideration paid for the acquisition of Moonrise, net of cash acquired in the transaction; and
•$20.6 million of cash outflows for capital expenditures.
Cash flows provided by investing activities during the three months ended March 31, 2024 primarily reflected:
•$332.7 million of cash inflows from the proceeds of the sale of our equity method investment;
•$292.3 million of cash inflows from the proceeds of the sale of Summit Utica; and
•$16.4 million of cash outflows for capital expenditures.
Financing activities.
Cash flows provided by financing activities during the three months ended March 31, 2025 primarily reflected:
•$250.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$4.0 million of cash outflows for repayments on the Permian Transmission Term Loan;
•$258.4 million of cash inflows from the issuance of the Additional 2029 Secured Notes; and
•$90.0 million of cash inflows from borrowings on the Amended and Restated ABL Facility.
Cash flows used in financing activities during the three months ended March 31, 2024 primarily reflected:
•$313.0 million of cash outflows for repayments on the Amended and Restated ABL Facility; and
•$3.8 million of cash outflows for repayments on the Permian Transmission Term Loan.
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
In connection with the consummation of the Corporate Reorganization, SMLP Agreement was amended to, among other things, reflect that all of the issued and outstanding limited partnership interests of the Partnership are held by Summit Midstream Corporation. For information on the Corporate Reorganization, see Note 1 – Organization, Business Operations, Corporate Reorganization and Presentation and Consolidation.
For the three months ended March 31, 2025, cash paid for capital expenditures totaled $20.6 million which included $2.5 million of maintenance capital expenditures. For the three months ended March 31, 2025, we contributed $2.5 million to Double E.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2025, there were no material changes to the off-balance sheet obligations disclosed in our 2024 Annual Report.
Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no significant changes to our critical accounting estimates from those disclosed on 2024 Annual Report.
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
Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team. All forward-looking statements in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this paragraph. These risks and uncertainties include, among others:
•our ability to achieve the strategic and other objectives relating to the Tall Oak Acquisition and the Moonrise Acquisition;
•the risk that we are unable to integrate Tall Oak’s and Moonrise’s operations in a successful manner and in the expected time period;
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
•the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state and local restrictions or requirements applicable to oil and/or gas drilling, production or transportation, and trade policy and tariffs;
•the effects of litigation;
•interest rates;
•changes in general economic conditions;
•fluctuations in our effective tax rate; and
•certain factors discussed elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2024. As of March 31, 2025, we had approximately $825.0 million principal of fixed-rate debt, $145.0 million outstanding under our variable rate Amended and Restated ABL Facility and $125.3 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of March 31, 2025, we had $112.8 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the three months ended March 31, 2025, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $0.7 million assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility or Permian Transmission Term Loan. For additional information, see the “Interest Rate Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2024 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies and Piceance segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Mid-Con customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2024. For additional information, see the “Commodity Price Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2024 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2025 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $21.3 million as of March 31, 2025.
Item 1A. Risk Factors.
The risk factors contained in Item 1A. Risk Factors of the 2024 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred. The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed by us in Item 1A of the 2024 Annual Report.

Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
The cost of raw materials, parts, and components that are manufactured and supplied for our operations may be adversely affected by tariffs imposed by the U.S. government on products imported into the United States and tariffs or other retaliatory trade measures imposed by other jurisdictions. Tariffs and other trade restrictions could also disrupt our supply chain and logistics, restrict or limit the availability of materials or supplies, and cause adverse financial impacts due to volatility in foreign exchange rates and interest rates or inflationary pressures on raw materials and energy. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, and cash flows. Recently, the United States has proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, companies, or countries, and other government regulations affecting trade between the United States and other countries, and a number of other nations have proposed similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, results of operations, and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares of common stock issued to Fundare in the Moonrise Acquisition, we did not sell any unregistered equity securities during the quarter ended March 31, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit number		Description
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

3.4
Certificate of Designation of Class B common stock, par value $0.01 per share, of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.1 to SMC’s Current Report on Form 8-K filed December 3, 2024 (Commission File No. 001-42201)).

10.1	**
Membership Interest Purchase Agreement, by and among Fundare Resources Company HoldCo, LLC, Summit Midstream Holdings, LLC, Summit Midstream Corporation, and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, dated as of March 10, 2025 (Incorporated herein by reference to Exhibit 10.1 to SMC’s Current Report on Form 8-K filed March 14, 2025 (Commission File No. 001-42201)).

10.2	**
Registration Rights and Lock-Up Agreement, by and between Summit Midstream Corporation and Fundare Resources Company HoldCo, LLC, dated as of March 10, 2025 (Incorporated herein by reference to Exhibit 10.2 to SMC’s Current Report on Form 8-K filed March 14, 2025 (Commission File No. 001-42201)).

10.3	+†	Executive Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan.
10.4	+†	Executive Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan.
10.5	+†	Employee Form of Restricted Stock Unit Award Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan.
10.6	+†	Director Form Stock Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan.
31.1	+	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	+	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer
32.1	+
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
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Midstream Corporation
(Registrant)

May 12, 2025	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)