Form 10-Q
period 2025-06-30
Summit Midstream Corp
filed 2025-08-11
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of July 31, 2025
Common Stock, par value $0.01 per share	12,241,864
Class B Common Stock, par value $0.01 per share	6,524,467

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2025 Senior Notes	Summit Holdings’ and Finance Corp.’s 5.75% senior unsecured notes due April 2025, which were fully repaid on August 16, 2024
2026 Secured Notes	Summit Holdings’ and Finance Corp.’s 8.500% senior secured second lien notes due October 2026, which were fully repaid on October 15, 2024
2026 Unsecured Notes	Summit Holdings’ and Finance Corp.’s 12.00% senior unsecured notes due October 2026, which were fully repaid on June 24, 2024
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
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

ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
Additional 2029 Secured Notes	the $250,000,000 in aggregate principal amount of 2029 Secured Notes issued on January 10, 2025
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$20,901	$22,822
Restricted cash	4,603	2,377
Accounts receivable	84,580	77,058
Other current assets	5,987	16,014
Total current assets	116,071	118,271
Property, plant and equipment, net	1,853,154	1,785,029
Intangible assets, net	160,049	154,279
Investment in equity method investee	268,311	269,561
Other noncurrent assets	25,458	32,344
TOTAL ASSETS	$2,423,043	$2,359,484

LIABILITIES AND EQUITY
Trade accounts payable	$30,881	$25,162
Accrued expenses	29,906	38,176
Deferred revenue	9,811	9,595
Ad valorem taxes payable	9,001	9,544
Accrued compensation and employee benefits	6,701	11,222
Accrued interest	26,953	21,711
Accrued environmental remediation	1,663	1,430
Accrued settlement payable	6,667	6,667
Current portion of long-term debt	16,766	16,580
Other current liabilities	19,037	34,714
Total current liabilities	157,386	174,801
Deferred tax liabilities, net	75,054	63,326
Long-term debt, net	1,058,663	976,995
Noncurrent deferred revenue	22,196	25,373
Noncurrent accrued environmental remediation	387	768
Other noncurrent liabilities	13,371	20,150
TOTAL LIABILITIES	1,327,057	1,261,413
Commitments and contingencies (See Note 9)

Mezzanine Equity
Subsidiary Series A Preferred Units (93,039 issued and outstanding as of June 30, 2025 and December 31, 2024)	136,960	132,946

Equity
Series A Preferred Stock (65,508 authorized, issued and outstanding as of June 30, 2025 and December 31, 2024)	110,508	110,230
Common Stock, $0.01 par value (42,000,000 authorized as of June 30, 2025 and December 31, 2024; 12,241,864 and 10,659,220 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	122	106
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of June 30, 2025 and December 31, 2024; 6,524,467 and 7,471,008 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	65	75
Additional paid-in capital	634,508	540,714
Accumulated deficit	(193,248)	(183,333)
Total Company Stockholders’ equity	551,955	467,792
Noncontrolling interest	407,071	497,333
Total Equity	959,026	965,125
TOTAL LIABILITIES AND EQUITY	$2,423,043	$2,359,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues:
Gathering services and related fees	$64,182	$45,213	$128,347	$107,198
Natural gas, NGLs and condensate sales	66,345	47,959	125,672	97,051
Other revenues	9,690	8,143	18,895	15,937
Total revenues	140,217	101,315	272,914	220,186
Costs and expenses:
Cost of natural gas and NGLs	35,914	29,619	71,348	59,801
Operation and maintenance	39,241	23,440	72,771	48,452
General and administrative	15,516	14,164	32,116	28,949
Depreciation and amortization	30,055	23,917	58,572	51,784
Transaction costs	1,061	3,271	3,854	11,062
Acquisition integration costs	4,155	—	5,399	40
Loss on asset sales, net	—	34	—	7
Long-lived asset impairments	71	20	71	67,936
Total costs and expenses	126,013	94,465	244,131	268,031
Other income, net	378	2,131	9,435	2,118
Gain (loss) on interest rate swaps	(500)	920	(1,466)	3,510
Gain (loss) on sale of business	—	(2,192)	(43)	84,010
Gain on sale of equity method investment	—	—	—	126,261
Interest expense	(23,864)	(31,457)	(46,401)	(69,303)
Loss on early extinguishment of debt	—	(4,964)	—	(4,964)
Income from equity method investees	4,802	4,280	9,642	14,918
Income (loss) before income taxes	(4,980)	(24,432)	(50)	108,705
Income tax benefit	752	654	456	444
Net income (loss)	$(4,228)	$(23,778)	$406	$109,149
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,679)	(3,866)	(7,271)	(7,636)
Less: Net income attributable to Series A Preferred Stock	(3,101)	(3,313)	(7,019)	(6,533)
Add: Net loss attributable to noncontrolling interest in SMLP	2,980	—	3,969	—
Net income (loss) attributable to Summit Midstream Corporation	$(8,028)	$(30,957)	$(9,915)	$94,980
Net income (loss) per share:
Common stock – basic	$(0.66)	$(2.91)	$(0.83)	$9.00
Common stock – diluted	$(0.66)	$(2.91)	$(0.83)	$8.57

Weighted-average number of shares outstanding:
Common stock – basic	12,241	10,649	12,005	10,549
Common stock – diluted	12,241	10,649	12,005	11,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity

Equity, December 31, 2024	$—	$—	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	—	—	3,918	—	—	—	(1,887)	(989)	1,042
Dividend paid on Series A Preferred Stock	—	—	(3,359)	—	—	—	—	—	(3,359)
Equity compensation	—	—	—	—	—	2,375	—	—	2,375
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	1	—	(2,838)	—	—	(2,837)
Moonrise Acquisition	—	—	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	—	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	—	—	(12,280)	—	—	(12,280)
Equity shift (See Note 11)	—	—	—	—	—	86,526	—	(86,526)	—
Equity, March 31, 2025	$—	$—	$110,789	$122	$65	$632,387	$(185,220)	$409,818	$967,961
Net income (loss)	—	—	3,101	—	—	—	(8,028)	(2,980)	(7,907)
Dividend paid on Series A Preferred Stock	—	—	(3,382)	—	—	—	—	—	(3,382)
Equity compensation	—	—	—	—	—	2,362	—	—	2,362
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	—	—	(8)	—	—	(8)
Equity shift (See Note 11)						$(233)		$233	—
Equity, June 30, 2025	$—	$—	$110,508	$122	$65	$634,508	$(193,248)	$407,071	$959,026

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity

Partners’ capital, December 31, 2023	$96,893	$621,670	$—	$—	$—	$—	$—	$—	$718,563
Net income	3,220	125,937	—	—	—	—	—	—	129,157
Equity compensation	—	2,772	—	—	—	—	—	—	2,772
Tax withholdings and associated payments on vested Summit LTIP awards	—	(1,878)	—	—	—	—	—	—	(1,878)
Partners’ capital, March 31, 2024	$100,113	$748,501	$—	$—	$—	$—	$—	$—	$848,614
Net income (loss)	$3,313	$(30,957)	—	—	—	—	—	—	(27,644)
Equity compensation	$—	$2,086	—	—	—	—	—	—	2,086
Tax withholdings and associated payments on vested Summit LTIP awards	—	(4)	—	—	—	—	—	—	(4)
Partners’ capital, June 30, 2024	$103,426	$719,626	$—	$—	$—	$—	$—	$—	$823,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$406	$109,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(553)	—
Depreciation and amortization	59,041	52,254
Noncash lease expense	3,897	1,705
Amortization of debt issuance costs and other	1,979	6,903
Equity compensation	4,737	4,858
Income from equity method investees	(9,642)	(14,918)
Distributions from equity method investees	13,955	23,659
Interest income and other	—	(2,498)
Gain on fair value of earn-out	(8,479)	—
Loss on early extinguishment of debt	—	4,964
(Gain) loss on sale of business	43	(84,010)
Gain on sale of equity method investment	—	(126,261)
Unrealized (gain) loss on interest rate swaps	3,250	(853)
Long-lived asset impairment	71	67,936
Changes in operating assets and liabilities:
Accounts receivable	(4,040)	14,462
Trade accounts payable	5,753	(6,076)
Accrued expenses	(9,435)	(702)
Deferred revenue, net	(2,960)	(2,153)
Ad valorem taxes payable	(543)	(3,724)
Accrued interest	5,242	(3,138)
Accrued environmental remediation, net	(147)	26
Other, net	(9,332)	(10,610)
Net cash provided by operating activities	53,243	30,973
Cash flows from investing activities:
Capital expenditures	(46,996)	(26,920)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	(69,997)	—
Investment in Double E equity method investee	(3,063)	(442)
Proceeds from Utica Sale (excluding Ohio Gathering)	—	292,266
Proceeds from sale of Ohio Gathering	—	332,734
Proceeds from Mountaineer Transaction	—	70,000
Proceeds from asset sale	—	4,400
Net cash provided by (used in) investing activities	(120,056)	672,038
Cash flows from financing activities:
Issuance of Additional 2029 Secured Notes	258,438	—
Borrowings on Amended and Restated ABL Facility	95,000	—
Debt repayments - ABL Facility	(260,000)	(313,000)
Debt repayments - Permian Transmission Term Loan	(8,106)	(7,621)
Debt repayments - Redemption of 2026 Unsecured Notes	—	(209,510)
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	—	(13,626)
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	—	(6,910)
Distributions on Series A Preferred Shareholders	(6,741)	—
Distributions on Subsidiary Series A Preferred Units	(3,256)	(3,256)
Debt extinguishment costs	—	(2,095)
Debt issuance costs	(4,835)	—
Other, net	(3,382)	(3,422)
Net cash provided by (used in) financing activities	67,118	(559,440)
Net change in cash, cash equivalents and restricted cash	305	143,571
Cash, cash equivalents and restricted cash, beginning of period	25,199	16,645
Cash, cash equivalents and restricted cash, end of period	$25,504	$160,216
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
As a result of the Corporate Reorganization, periods prior to August 1, 2024 reflect Summit Midstream as a limited partnership, not a corporation. References to common units for periods prior to the Corporate Reorganization refer to common units of SMLP, and references to common stock for periods following the Corporate Reorganization refer to shares of common stock of the Company. The primary financial impacts of the Corporate Reorganization to the consolidated financial statements were (i) reclassification of the partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. Subsequent to the Corporate Reorganization, on December 2, 2024, the Company completed the Tall Oak Acquisition. As a result of the Tall Oak Acquisition, SMLP is treated as a partnership for U.S. federal income tax purposes and is now jointly owned by the Company and Tall Oak Parent, each with economic voting rights, and Tall Oak Parent now owns exchangeable non-economic Class B Common Stock with Company voting rights, resulting in an Up-C tax structure. The Company consolidates SMLP and presents Tall Oak Parent’s ownership of SMLP as a noncontrolling interest. See Note 3 - Acquisitions for additional information.
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
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the valuation of property, plant and equipment and intangible assets. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

Moonrise Preliminary Purchase Price Allocation (in thousands):
Total consideration paid for Moonrise (1)	$89,771
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,879
Accounts receivable	3,482
Other current assets	204
Property, plant and equipment, net	74,496
Intangibles	12,798
Other assets	758
Trade accounts payable, accrued expenses and other	(3,846)
Net assets acquired and liabilities assumed	$89,771
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
Subsequent to the Moonrise Acquisition, during the second quarter of 2025, the Company integrated the Moonrise assets within its Niobrara G&P system. As a result of the integration, it is impracticable to disclose the amounts of revenues and earnings that the Moonrise Acquisition contributed to the Company’s condensed consolidated statements of operations during the reporting period.
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
No material changes were made subsequent to the provisional purchase accounting measurements initially recorded in December 2024 for the Tall Oak Acquisition. The provisional measurements are subject to change during the measurement period and such changes could be material. The Company continues to assess the fair values of the assets acquired and liabilities assumed. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the valuation of property, plant and equipment and intangible assets. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Moonrise Acquisition and Tall Oak Acquisition had occurred on January 1, 2024:

	Six Months Ended June 30,
	2025	2024
Revenues	$276,893	$283,933
Net income (loss)	$(392)	$129,329
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
The $625.0 million sale price did not discretely list values for OGC, OCC or SMLP’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, SMLP derived a preliminary fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its consolidated financial statements. The fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. Based on these fair values, as of June 30, 2024, SMLP recognized a gain on the disposition of the Utica midstream business of $85.6 million, which is recorded within gain on sale of business in the Company’s consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of Ohio Gathering in the Company’s consolidated statements of operations.
Mountaineer Midstream System. On May 1, 2024, SMLP completed the sale of its Mountaineer Midstream system, to Antero Midstream LLC for a cash sale price of $70.0 million (the “Mountaineer Transaction”). Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, SMLP sold related compression assets located in the Marcellus Shale to a compression service provider for cash consideration of approximately $5 million in April 2024.
During the three months ended March 31, 2024, SMLP recognized an impairment of $68.0 million in connection with the Mountaineer Transaction and the sale of compression assets based on their estimated fair value and net assets sold of approximately $143.0 million.
4. REVENUE
The following table presents estimated revenue, as of June 30, 2025, expected to be recognized during the remainder of 2025 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2025	2026	2027	2028	2029	Thereafter

Gathering services and related fees	$18,186	$26,568	$7,965	$5,325	$—	$—
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 16 – Segment Information.

	Three Months Ended June 30, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$16,303	$58,774	$5,242	$80,319
Permian	—	—	911	911
Piceance	15,634	632	1,298	17,564
Mid-Con	32,245	6,939	2,239	41,423
Northeast	—	—	—	—
Total reportable segments	64,182	66,345	9,690	140,217
Corporate and other	—	—	—	—
Total	$64,182	$66,345	$9,690	$140,217

	Six Months Ended June 30, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$32,348	$113,598	$10,160	$156,106
Permian	—	—	1,821	1,821
Piceance	31,377	1,538	2,482	35,397
Mid-Con	64,622	10,536	4,432	79,590
Northeast	—	—	—	—
Total reportable segments	128,347	125,672	18,895	272,914
Corporate and other	—	—	—	—
Total	$128,347	$125,672	$18,895	$272,914

	Three Months Ended June 30, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$16,323	$47,214	$3,321	$66,858
Permian	—	—	911	911
Piceance	18,063	666	1,234	19,963
Mid-Con	8,829	79	2,026	10,934
Northeast	1,998	—	—	1,998
Total reportable segments	45,213	47,959	7,492	100,664
Corporate and other	—	—	651	651
Total	$45,213	$47,959	$8,143	$101,315

	Six Months Ended June 30, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$32,839	$95,184	$7,429	$135,452
Permian	—	—	1,821	1,821
Piceance	38,450	1,614	2,479	42,543
Mid-Con	17,058	253	3,483	20,794
Northeast	18,851	—	—	18,851
Total reportable segments	107,198	97,051	15,212	219,461
Corporate and other	—	—	725	725
Total	$107,198	$97,051	$15,937	$220,186
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow.

	June 30, 2025	December 31, 2024
	(In thousands)
Gathering and processing systems and related equipment	$2,488,302	$2,372,881
Construction in progress	58,117	57,611
Land and line fill	12,858	12,816
Other	66,486	66,303
Total	2,625,763	2,509,611
Less: accumulated depreciation	(772,609)	(724,582)
Property, plant and equipment, net	$1,853,154	$1,785,029
Depreciation expense and capitalized interest for the Company follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation expense	$25,893	$20,357	$50,938	$43,928
Capitalized interest	460	175	857	647
6. EQUITY METHOD INVESTMENTS
As of June 30, 2025, the Company has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Company sold its investment in Ohio Gathering and recognized $126.3 million gain, which is recorded within Gain on sale of equity method investment within the unaudited condensed consolidated statements of operations. See Note 3 - Acquisitions and Divestitures for additional information.
7. DEFERRED REVENUE
The balances in deferred revenue as of June 30, 2025 and December 31, 2024 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2024	$9,595
Add: additions	4,092
Less: revenue recognized and other	(3,876)
Current deferred revenue, June 30, 2025	$9,811

An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2024	$25,373
Add: additions	781
Less: reclassification to current deferred revenue and other	(3,958)
Noncurrent deferred revenue, June 30, 2025	$22,196
8. DEBT
Debt for the Company as of June 30, 2025 and December 31, 2024, follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$140,000	$305,000
Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	121,216	129,321
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	575,000
Less: unamortized debt discount, premium and debt issuance costs	(10,787)	(15,746)
Total debt, net of unamortized debt discount, premium and debt issuance costs	1,075,429	993,575
Less: current portion of Permian Transmission Term Loan	(16,766)	(16,580)
Total long-term debt	$1,058,663	$976,995
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to the Amended and Restated ABL Agreement, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of June 30, 2025, the most recent borrowing base determination of eligible assets totaled $528.6 million, an amount greater than the $500.0 million of aggregate lending commitments.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”). As of June 30, 2025, the Amended and Restated ABL Facility will mature on July 26, 2029.
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2025, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) was 0.53:1.00 and the Interest Coverage Ratio was 2.76:1.00. As of June 30, 2025, the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
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
As of June 30, 2025, the applicable margin under the adjusted SOFR borrowings was 2.750%, the interest rate was 7.18%, and the total available borrowing capacity totaled $359.2 million, after giving effect to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit.
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
As of June 30, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475%, the average interest rate was 6.80% and the unused portion of the Permian Transmission Credit Facilities totaled $4.5 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $10.5 million in outstanding but undrawn irrevocable standby letters of credit.

Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan Facility at a fixed SOFR rate of 1.23%. As of June 30, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of June 30, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475% and the average interest rate was 6.80%. As of June 30, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of June 30, 2025:

(In thousands)	Total	2025	2026	2027	2028	2029
Amortizing principal repayments	$121,216	$8,475	$16,967	$17,769	$78,005	$—
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes, at a price of 103.375% of their face value, as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. As of June 30, 2025, $825.0 million of the 2029 Secured Notes were outstanding. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15.
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
As of June 30, 2025, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.
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
As of June 30, 2025, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to June 30, 2026. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2024	$2,198
Payments made	(148)
Changes in estimates	—
Accrued environmental remediation, June 30, 2025	$2,050
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection

Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of June 30, 2025 and December 31, 2024, the accrued loss liability for the 2015 Blacktail Release was $15.0 million of which $6.7 million is recorded within Accrued settlement payable and $8.3 million within Other noncurrent liabilities on the Company’s unaudited condensed consolidated balance sheets.
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
10. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	June 30, 2025		December 31, 2024
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2029 Secured Notes	$825,000	$843,563	$575,000	$595,125
(1) Excludes applicable unamortized debt issuance costs, debt discounts and debt premiums.

The carrying values on the balance sheets of the Amended and Restated ABL Facility and the Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair value of the 2029 Secured Notes is based on an average of nonbinding broker quotes as of June 30, 2025 and December 31, 2024. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.

Deferred earn-out. The estimated fair value of the Company’s deferred earn-outs are remeasured each reporting period and estimated using discounted cash flow techniques with appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs.
Tall Oak earn-out: In connection with the Tall Oak Acquisition, the Company incurred a deferred earn-out liability. As of June 30, 2025, the estimated fair value of the deferred earn-out liability recorded on the Company’s consolidated balance sheet was $12.8 million and is reflected within other current liabilities. As of December 31, 2024, the estimated fair value of the deferred earn-out was $21.3 million, of which $14.5 million is reflected within other current liabilities and $6.8 million is reflected within other noncurrent liabilities. The earn-out becomes payable to Tall Oak Parent subject to Tall Oak and its customers meeting certain development requirements. During the six months ended June 30, 2025, the Company recorded a $8.5 million gain on the fair value remeasurement of the Tall Oak earn-out. As of June 30, 2025, none of the earn-out requirements had been met.
Sterling DJ earn-out: In connection with the acquisition of Sterling DJ, SMLP assumed a deferred earn-out liability, which was remeasured each reporting period. This deferred earn-out liability was settled in full during the quarterly period ended June 30, 2024.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, the Company entered into amortizing interest rate swap agreements. As of June 30, 2025 and December 31, 2024, the outstanding notional amounts of interest rate swaps were $109.1 million and $116.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Company’s variable rate debt to fixed rate debt. The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Company. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of June 30, 2025 and December 31, 2024, the Company’s interest rate swap agreements had a fair value of $7.8 million and $11.0 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
For the three and six month periods ended June 30, 2025 the Company recorded a loss on interest rate swaps of $0.5 million and $1.5 million. respectively.
For the three and six month periods ended June 30, 2024, the Company recorded a gain on interest rate swaps of $0.9 million and $3.5 million, respectively.
11. EQUITY AND MEZZANINE EQUITY
Common Stock. An update on the number of shares of common stock follows for the period from December 31, 2024 to June 30, 2025:

Shares of Common Stock
Shares, December 31, 2024	10,659,220
Conversion of Class B Common Stock and Partnership Common Units	946,541
Shares issued for SMLP LTIP, net	173,838
Moonrise Acquisition	462,265
Shares, June 30, 2025	12,241,864
Class B Common Stock. In the Tall Oak Acquisition, the Company issued 7,471,008 shares of non-economic Class B Common Stock to Tall Oak Parent. Such shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2024 to June 30, 2025.

Shares of Class B Common Stock
Shares, December 31, 2024	7,471,008
Conversion of Class B Common Stock	(946,541)
Shares, June 30, 2025	6,524,467

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
Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Board of Directors out of legally available funds for such purpose. The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on June 15, 2025 for the period ending September 30, 2025 was 12.0%.
On May 3, 2020, SMLP suspended distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. The board of directors of Summit Midstream Corporation reinstated cash dividends on its Series A Preferred Stock beginning on March 14, 2025. During the six month period ended June 30, 2025, cash dividend payments totaling $6.7 million were paid.
As of June 30, 2025 and December 31, 2024, the Company had 65,508 shares of Series A Preferred Stock outstanding and $46.7 million of accrued and unpaid distributions on its Series A Preferred Stock.
Partnership Common Units. In the Tall Oak Acquisition, SMLP issued 7,471,008 Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of SMC common stock at the election of the holder for no additional consideration.
As of June 30, 2025, there were 18,766,331 Partnership Common Units outstanding. An update on the number of Partnership Common Units not owned by the Company follows for the period from December 31, 2024 to June 30, 2025.

Partnership Common Units
Units, December 31, 2024	7,471,008
Conversion of Partnership Common Units	(946,541)
Units, June 30, 2025	6,524,467

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
As of June 30, 2025, the Company had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on June 30, 2025, the redemption amount would be $137.8 million when considering the applicable multiple on invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.
The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2024 to June 30, 2025, net of $0.8 million and $1.1 million of unamortized issuance costs as of June 30, 2025 and December 31, 2024, respectively:

(In thousands)
Balance, December 31, 2024	$132,946
Redemption accretion, net of issuance cost amortization	7,271
Cash distribution (includes a $1.6 million distribution payable as of June 30, 2025)	(3,257)
Balance, June 30, 2025	$136,960

Noncontrolling interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the consolidated balance sheet. As of June 30, 2025, the Company’s noncontrolling interest is approximately 35% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
(In thousands)
Balance, December 31, 2024	$497,333
Net loss	(3,969)
Equity shift - Change in Ownership of Consolidated Subsidiary	(86,293)
Balance as of June 30, 2025	$407,071
Equity shift - Change in Ownership of Consolidated Subsidiary. The Tall Oak Acquisition resulted in the establishment of a noncontrolling interest on December 2, 2024 due to the issuance of 7,471,008 Partnership Common Units in SMLP to Tall Oak Parent.
During the six months ended June 30, 2025, the Company had an equity shift and its noncontrolling interest was reduced by $86.3 million primarily due to an increase in the number of SMC shares outstanding and a corresponding increase in SMC’s ownership of SMLP’s net assets. The increase in SMC’s outstanding share count, which also resulted in an equivalent increase of SMLP’s issued units, was a result of (a) the issuance of 0.9 million SMC shares to Tall Oak Midstream Investments, LLC (“TOMI”) for the exchange and conversion of TOMI’s ownership of 0.9 million SMC’s Class B Common Stock and associated 0.9 million Partnership Common Units, (b) the issuance of 0.5 million SMC shares for the Moonrise Acquisition (See Note 3 - Acquisitions and Divestitures) and (c) employee share-based compensation vesting events.
Cash Distribution Policy. In March 2020, SMLP suspended cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. As of June 30, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.7 million.
As mentioned above, during the quarter ended March 31, 2025, the Company resumed distributions on its Series A Preferred Stock. Absent a material change to the Company’s business, the Company does not expect to pay dividends to holders of the Company’s common stock in the foreseeable future. Any future dividend payments will depend on the Company’s financial condition, market conditions and other matters deemed relevant by the Board of Directors. Additionally, the Company’s ability to pay dividends is subject to restrictions on dividends under the Amended and Restated ABL Facility, Series A Preferred Shares and the indenture governing the 2029 Senior Notes.

12. EARNINGS PER SHARE
The following table details the components of EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)		(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net income (loss)	$(4,228)	$(23,778)	$406	$109,149
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,679)	(3,866)	(7,271)	(7,636)
Less: Net income attributable to Series A Preferred Stock	(3,101)	(3,313)	(7,019)	(6,533)
Add: Net loss attributable to noncontrolling interest	2,980	—	3,969	—
Net income (loss) attributable to Summit Midstream Corporation	$(8,028)	$(30,957)	$(9,915)	$94,980

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	12,241	10,649	12,005	10,549
Effect of nonvested restricted stock units	—	—	—	532
Effect of assumed conversion and elimination of noncontrolling interest and net income	—	—	—	—
Weighted-average number of shares outstanding – diluted	12,241	10,649	12,005	11,081

Net income (loss) per share:
Common Stock – basic	$(0.66)	$(2.91)	$(0.83)	$9.00
Common Stock – diluted	$(0.66)	$(2.91)	$(0.83)	$8.57
Class B Common Stock - basic and diluted	$—	$—	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	551	—	500	19
Class B Common Stock	6,524	—	6,530	—
13. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$39,508	$65,807
Cash paid for taxes	$265	$15

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$6,221	$8,999
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$7,271	$7,636
Equity consideration for Moonrise Acquisition	$17,895	$—

14. EQUITY COMPENSATION
SMC Long-Term Incentive Plan. In connection with the consummation of the Corporate Reorganization, the Company assumed SMLP’s 2022 Long-Term Incentive Plan, as amended by the First Amendment, effective as of March 16, 2022 (the “SMLP LTIP”), and all the obligations of SMLP thereunder. The SMLP LTIP units were exchanged on a one-for-one basis with equivalent terms. In connection with the assumption of the SMLP LTIP and the Corporate Reorganization, the Board of Directors approved the amendment and restatement of the SMLP LTIP, with such amendment and restatement effective as of August 1, 2024 (such amended and restated plan, the Summit Midstream Corporation 2024 Long-Term Incentive Plan (the “SMC LTIP”)). The SMC LTIP authorizes the Compensation Committee, in its discretion, to grant awards of restricted stock, restricted stock units, stock options, stock appreciation rights and other awards related to the Company’s common stock upon such terms and conditions as it may determine appropriate and in accordance with the terms of the SMC LTIP.
Significant items to note:
•For the six-month period ended June 30, 2025, the Company granted 129,637 time-based restricted stock units and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.7 million and the awards vest ratably over a three-year period.
•For the six-month period ended June 30, 2025, the Company granted 90,081 performance-based restricted stock units and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.4 million and the awards vest at the end of three years.
•For the six-month period ended June 30, 2025, the Company issued 18,372 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
As of June 30, 2025, approximately 0.6 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
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
Summit Midstream Corporation’s effective income tax rate for the six months ended June 30, 2025 was different from the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation and nondeductible executive compensation. The effective tax rate for the six months ended June 30, 2024 was different from the U.S. federal statutory income tax rate of 21% primarily due to SMLP’s pre-Corporate Reorganization income not being subject to U.S. federal or state income tax, other than the Texas margin tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SMC assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of June 30, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. As such, SMC will continue to evaluate the impact of this legislation over the coming months and will include any necessary adjustments in SMC’s third quarter financial results.

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
The following tables provide information about the Company’s reportable segments (in thousands):

	Rockies	Permian	Piceance	Mid-Con	Northeast
Three Months Ended June 30, 2025
Revenues: (1)
Gathering services and related fees	$16,303	$—	$15,634	$32,245	$—
Natural gas, NGL’s and condensate sales	58,774	—	632	6,939	—
Other revenues	5,242	911	1,298	2,239	—
Total revenues	$80,319	$911	$17,564	$41,423	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$49,842	$—	$250	$95	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(14,272)	—	—	—	—
Employee costs	5,220	—	1,541	2,379	—
Materials, parts and other operating expenses	5,726	—	2,325	3,021	—
Indirect and passthrough (3)	6,155	—	2,858	10,367	—
Other segment items (2)	2,413	(7,389)	116	661	—
Segment Adjusted EBITDA	$25,235	$8,300	$10,474	$24,900	$—

	Rockies	Permian	Piceance	Mid-Con	Northeast
Six Months Ended June 30, 2025
Revenues: (1)
Gathering services and related fees	$32,348	$—	$31,377	$64,622	$—
Natural gas, NGL’s and condensate sales	113,598	—	1,538	10,536	—
Other revenues	10,160	1,821	2,482	4,432	—
Total revenues	$156,106	$1,821	$35,397	$79,590	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$98,264	$—	$542	$95	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(27,552)	—	—	—	—
Employee costs	9,429	—	3,121	4,884	—
Materials, parts and other operating expenses	10,212	—	4,130	5,925	—
Indirect and passthrough (3)	10,370	—	5,154	20,232	—
Other segment items (2)	5,279	(14,749)	190	1,097	—
Segment Adjusted EBITDA	$50,104	$16,570	$22,260	$47,357	$—

	Rockies	Permian	Piceance	Mid-Con	Northeast
Three Months Ended June 30, 2024
Revenues: (1)
Gathering services and related fees	$16,323	$—	$18,063	$8,829	$1,998
Natural gas, NGL’s and condensate sales	47,214	—	666	79	—
Other revenues	3,321	911	1,234	2,026	—
Total revenues	$66,858	$911	$19,963	$10,934	$1,998
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$40,695	$—	$302	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(11,393)	—	—	—	—
Employee costs	4,052	—	1,508	918	106
Materials, parts and other operating expenses	4,066	—	1,905	1,078	165
Indirect and passthrough (3)	4,205	—	2,386	3,122	97
Other segment items (2)	2,375	(6,786)	1,014	396	17
Segment Adjusted EBITDA	$22,858	$7,697	$12,848	$5,420	$1,613

	Rockies	Permian	Piceance	Mid-Con	Northeast
Six Months Ended June 30, 2024
Revenues: (1)
Gathering services and related fees	$32,839	$—	$38,450	$17,058	$18,851
Natural gas, NGL’s and condensate sales	95,184	—	1,614	253	—
Other revenues	7,429	1,821	2,479	3,483	—
Total revenues	$135,452	$1,821	$42,543	$20,794	$18,851
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$81,677	$—	$676	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(22,567)	—	—	—	—
Employee costs	7,775	—	2,973	1,647	661
Materials, parts and other operating expenses	9,454	—	3,762	1,763	868
Indirect and passthrough (3)	8,497	—	4,798	6,132	754
Other segment items (2)	4,884	(13,141)	2,253	732	(14,066)
Segment Adjusted EBITDA	$45,732	$14,962	$28,081	$10,520	$30,634
(1) The Company’s revenues are attributable solely to external customers located within the United States.
(2) For the three and six months ended June 30, 2025 and 2024, other segment items consist primarily of the following:
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
•Mid-Con - includes general and administrative expenses, operations and maintenance expenses, adjustments related to capital reimbursement activity, the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts; and
•Northeast - includes general and administrative expenses, operations and maintenance expense, the Company’s proportional adjusted EBITDA from its equity method investment in Ohio Gathering.
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.

Assets by reportable segment follow.

	June 30, 2025	December 31, 2024
	(In thousands)
Assets(1):
Rockies	$1,010,159	$917,293
Permian	280,941	285,280
Piceance	366,957	389,668
Mid-Con	742,683	746,549
Northeast	—	—
Total reportable segment assets	2,400,740	2,338,790
Corporate and Other	22,303	20,694
Total assets	$2,423,043	$2,359,484
(1) The Company’s long-lived assets are located within the United States.
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Depreciation and amortization:
Rockies	$10,711	$9,090	$20,464	$18,035
Permian	—	—	—	—
Piceance	10,547	10,529	21,097	20,997
Mid-Con(1)	8,634	4,054	16,692	8,109
Northeast	—	—	—	4,248
Total reportable segment depreciation and amortization	29,892	23,673	58,253	51,389
Corporate and Other	397	479	788	865
Total depreciation and amortization	$30,289	$24,152	$59,041	$52,254
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Cash paid for capital expenditures:
Rockies	$10,848	$7,910	$22,321	$20,468
Permian	—	—	—	—
Piceance	110	188	1,200	873
Mid-Con	14,504	119	21,726	525
Northeast	—	1,282	—	2,817
Total reportable segment capital expenditures	25,462	9,499	45,247	24,683
Corporate and Other	928	1,023	1,749	2,237
Total cash paid for capital expenditures	$26,390	$10,522	$46,996	$26,920
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Reconciliation of segment adjusted EBITDA to income (loss) before income taxes:
Total segment adjusted EBITDA	$68,909	$50,436	$136,291	$129,929
Less:
Corporate and Other expense (1)	13,774	4,391	16,971	11,397
Income from equity method investees	(4,802)	(4,280)	(9,642)	(14,918)
Interest expense	23,864	31,457	46,401	69,303
Depreciation and amortization (2)	30,289	24,152	59,041	52,254
Proportional adjusted EBITDA for equity method investees (3)	7,444	6,842	14,848	27,517
Adjustments related to capital reimbursement activity (4)	(1,930)	(2,728)	(3,876)	(5,651)
Equity compensation	2,362	2,086	4,737	4,858
Loss on asset sales, net	—	34	—	7
Gain (loss) on sale of business	—	2,192	43	(84,010)
Gain on sale of equity method investment	—	—	—	(126,261)
Long-lived asset impairment	71	20	71	67,936
Transaction costs and other	2,817	5,738	7,747	13,828
Loss on early extinguishment of debt	—	4,964	—	4,964
Income (loss) before income taxes	$(4,980)	$(24,432)	$(50)	$108,705
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, for the three and six months ended June 30, 2025 other expense consisted primarily of a gain on the fair value remeasurement of the Tall Oak earn-out. For the three and six months ended June 30, 2024, other expense consisted primarily of gains on interest rate swaps.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Three and Six Months Ended June 30, 2025 and 2024” section included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$(4,228)	$(23,778)	$406	$109,149
Reportable segment adjusted EBITDA
Rockies	$25,235	$22,858	$50,104	$45,732
Permian	8,300	7,697	16,570	14,962
Piceance	10,474	12,848	22,260	28,081
Mid-Con	24,900	5,420	47,357	10,520
Northeast	—	1,613	—	30,634

Net cash provided by (used in) operating activities	$37,213	$(12,643)	$53,243	$30,973
Capital expenditures (1)	26,390	10,522	46,996	26,920
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	—	(69,997)	—
Proceeds from Utica Sale (excluding Ohio Gathering)	—	—	—	292,266
Proceeds from sale of Ohio Gathering	—	—	—	332,734
Proceeds from Mountaineer Transaction	—	70,000	—	70,000
Investment in Double E equity method investee	575	442	3,063	442
Distributions on Series A Preferred Shareholders	(3,382)	—	(6,741)	—
Distributions on Subsidiary Series A Preferred Units	(1,628)	(1,628)	(3,256)	(3,256)
Issuance of Additional 2029 Secured Notes	—	—	258,438	—
Borrowings on Amended and Restated ABL Facility	5,000	—	95,000	—
Debt repayments - ABL Facility	(10,000)	—	(260,000)	(313,000)
Debt repayments - Permian Transmission Term Loan	(4,108)	(3,827)	(8,106)	(7,621)
Debt repayments - Redemption of 2026 Unsecured Notes	—	(209,510)	—	(209,510)
Debt repayments - 2026 Secured Notes	—	(20,536)	—	(20,536)
(1)See “Liquidity and Capital Resources” herein for additional information on capital expenditures.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices, including the continued conflicts in the Middle East, current Russia-Ukraine conflict, the international sanctions against Russia and other sustained military campaigns;
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
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the United States, certain events and conditions in foreign oil and natural gas producing countries, such as the continued conflict in the Middle East, including the Hamas-Israel war, and the recent escalation of the Israel-Iran conflict, and Russia’s invasion of Ukraine, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
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
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times and the timing of any potential further increases or decreases remains uncertain. As of June 30, 2025, we had approximately $825.0 million principal of fixed-rate debt, $140.0 million outstanding under our variable rate Amended and Restated ABL Facility and $121.2 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2025, we had $109.1 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
One Big Beautiful Bill Act. On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. Currently, as a result of the OBBBA reverting to a higher EBITDA-based business interest expense limitation, the Company expects the passage of the OBBBA will now allow it to deduct significantly more of its interest expense. Prior to the passage of the OBBBA, the Company’s ability to deduct its interest expense was more limited.

Results of Operations
Consolidated Overview for the Three and Six Months Ended June 30, 2025 and 2024
The following table presents certain consolidated financial and operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Gathering services and related fees	$64,182	$45,213	$128,347	$107,198
Natural gas, NGLs and condensate sales	66,345	47,959	125,672	97,051
Other revenues	9,690	8,143	18,895	15,937
Total revenues	140,217	101,315	272,914	220,186
Costs and expenses:
Cost of natural gas and NGLs	35,914	29,619	71,348	59,801
Operation and maintenance	39,241	23,440	72,771	48,452
General and administrative	15,516	14,164	32,116	28,949
Depreciation and amortization	30,055	23,917	58,572	51,784
Transaction costs	1,061	3,271	3,854	11,062
Acquisition integration costs	4,155	—	5,399	40
Loss on asset sales, net	—	34	—	7
Long-lived asset impairment	71	20	71	67,936
Total costs and expenses	126,013	94,465	244,131	268,031
Other income, net	378	2,131	9,435	2,118
Gain (loss) on interest rate swaps	(500)	920	(1,466)	3,510
Gain (loss) on sale of business	—	(2,192)	(43)	84,010
Gain on sale of equity method investment	—	—	—	126,261
Interest expense	(23,864)	(31,457)	(46,401)	(69,303)
Loss on early extinguishment of debt	—	(4,964)	—	(4,964)
Income from equity method investees	4,802	4,280	9,642	14,918
Income (loss) before income taxes	(4,980)	(24,432)	(50)	108,705
Income tax benefit	752	654	456	444
Net income (loss)	$(4,228)	$(23,778)	$406	$109,149

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	912	716	899	1,023
Aggregate average daily throughput - liquids (Mbbl/d)	78	75	76	75
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three and Six Months Ended June 30, 2025 and 2024”.

Volumes – Gas. Natural gas throughput volumes increased 196 MMcf/d for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily reflecting:
•a volume throughput increase of 300 MMcf/d for the Mid-Con segment.
•a volume throughput increase of 17 MMcf/d for the Rockies segment.
•a volume throughput decrease of 95 MMcf/d for the Northeast segment.
•a volume throughput decrease of 26 MMcf/d for the Piceance segment.
Natural gas throughput volumes decreased 124 MMcf/d for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily reflecting:
•a volume throughput decrease of 404 MMcf/d for the Northeast segment.
•a volume throughput decrease of 36 MMcf/d for the Piceance segment.
•a volume throughput increase of 305 MMcf/d for the Mid-Con segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment remained comparable for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to natural production declines, offset by 23 new well connections that came online subsequent to June 30, 2024 and additional throughput in connection with the Moonrise Acquisition.
Crude oil and produced water throughput volumes at the Rockies segment remained comparable for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to natural production declines, offset by 23 new well connections that came online subsequent to June 30, 2024 and additional throughput in connection with the Moonrise Acquisition.
For additional information on volumes, see the “Segment Overview for the Three and Six Months Ended June 30, 2025 and 2024” section herein.
Revenues. Total revenues increased $38.9 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, comprised of a $18.4 million increase in natural gas, NGLs and condensate sales, a $19.0 million increase in gathering services and related fees and a $1.5 million increase in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $19.0 million compared to the three months ended June 30, 2024, primarily reflecting:
•a $23.4 million increase in the Mid-Con, primarily due to increased volume throughput as a result of the Tall Oak Acquisition;
•a $2.0 million decrease in the Northeast, primarily due to the sale of the Mountaineer Midstream system and the disposition of Summit Utica;
•a $2.4 million decrease in the Piceance, primarily due to decreased volume throughput; and
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $18.4 million compared to the three months ended June 30, 2024, primarily reflecting:
•a $11.6 million increase in the Rockies, primarily due to increased volume throughput; and
•a $6.9 million increase in the Mid-Con, primarily related to increased volume throughput as a result of the Tall Oak Acquisition.
Total revenues increased $52.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, comprised of a $28.6 million increase in natural gas, NGLs and condensate sales, a $21.1 million increase in gathering services and related fees and a $3.0 million increase in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $21.1 million compared to the six months ended June 30, 2024, primarily reflecting:
•a $47.6 million increase in the Mid-Con, primarily due to increased volume throughput as a result of the Tall Oak Acquisition;
•a $18.9 million decrease in the Northeast, primarily due to the sale of the Mountaineer Midstream system and the disposition of Summit Utica;

•a $7.1 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $28.6 million compared to the six months ended June 30, 2024, primarily reflecting:
•a $18.4 million increase in the Rockies, primarily due to increased volume throughput; and
•a $10.3 million increase in the Mid-Con, primarily related to increased volume throughput as a result of the Tall Oak Acquisition.
Costs and Expenses. Total costs and expenses increased $31.5 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Total costs and expenses decreased $23.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $6.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Cost of natural gas and NGLs increased $11.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Operation and Maintenance. Operation and maintenance expense increased $15.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Operation and maintenance expense increased $24.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Long-lived asset impairments. During the quarterly period ended March 31, 2024, we recognized an impairment charge of $67.9 million in connection with the Mountaineer Transaction.
Interest Expense. Interest expense decreased $7.6 million for the three months ended June 30, 2025, compared to three months ended June 30, 2024, primarily due to $18.4 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively and $5.7 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $17.8 million of increased borrowing costs in connection with issuance of the 2029 Secured Notes in July 2024 and January 2025.
Interest expense decreased $22.9 million for the six months ended June 30, 2025, compared to six months ended June 30, 2024, primarily due to $37.0 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively and $12.0 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $34.4 million of increased borrowing costs in connection with issuance of the 2029 Secured Notes in July 2024 and January 2025.
Income Tax. Income tax benefit increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The Company’s Up-C tax structure results in the allocation of income from SMLP to SMC, in which SMC records a provision for income taxes.

Segment Overview for the Three and Six Months Ended June 30, 2025 and 2024
Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	147	130	13%	138	127	9%
Aggregate average daily throughput - liquids (Mbbl/d)	78	75	4%	76	75	1%
Natural gas. Natural gas volume throughput increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily reflecting 97 new well connections that came online subsequent to June 30, 2024, additional throughput in connection with the Moonrise Acquisition, partially offset by a 12 MMcf/d reduction in gas delivered by third parties and natural production declines.
For the three months ended June 30, 2025 and 2024, costs of natural gas and NGLs includes $14.3 million and $11.4 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
For the six months ended June 30, 2025 and 2024, costs of natural gas and NGLs includes $27.6 million and $22.6 million, respectively, of gathering fees collected under percentage of proceeds arrangements.
Liquids. Liquids volume throughput increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily due to 23 new well connections that came online subsequent to June 30, 2024 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$16,303	$16,323	—%	$32,348	$32,839	(1%)
Natural gas, NGLs and condensate sales	58,774	47,214	24%	113,598	95,184	19%
Other revenues	5,242	3,321	58%	10,160	7,429	37%
Total revenues	80,319	66,858	20%	156,106	135,452	15%
Costs and expenses:
Cost of natural gas and NGLs	35,570	29,302	21%	70,712	59,110	20%
Operation and maintenance	16,877	12,059	40%	29,574	25,071	18%
General and administrative	1,740	1,051	66%	3,146	2,482	27%
Depreciation and amortization	10,711	9,090	18%	20,464	18,035	13%
Loss on asset sales, net	—	55	*	—	36	*
Long-lived asset impairment	71	20	255%	71	20	255%
Total costs and expenses	64,969	51,577	26%	123,967	104,754	18%
Add:
Depreciation and amortization	10,711	9,090		20,464	18,035
Adjustments related to capital reimbursement activity	(1,690)	(1,588)		(3,404)	(3,057)
Loss on asset sales, net	—	55		—	36
Long-lived asset impairment	71	20		71	20
Other	793	—		834	—
Segment adjusted EBITDA	$25,235	$22,858	10%	$50,104	$45,732	10%
* Not considered meaningful

Three and six months ended June 30, 2025. Segment adjusted EBITDA increased $2.4 million and $4.4 million, compared to the three and six months ended June 30, 2024, respectively, primarily as a result of margin mix and the Moonrise Acquisition.

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Average daily throughput (MMcf/d) (Double E)	682	549	24%	673	508	32%
Volume throughput for Double E increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements:

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2025	1,068,630
2026	1,115,000
2027	1,115,000
2028	1,115,000
2029	1,115,000
2030	1,115,000
2031	1,009,521
2032	240,000
2033	240,000
2034	105,753
2035	9,863

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Other revenues	$911	$911	—%	$1,821	$1,821	—%
Total revenues	911	911	—%	1,821	1,821	—%
Costs and expenses:
General and administrative	56	57	(2)%	100	93	8%
Total costs and expenses	56	57	(2)%	100	93	8%
Add:
Proportional adjusted EBITDA for Double E	7,445	6,843	9%	14,849	13,234	12%
Segment adjusted EBITDA	$8,300	$7,697	8%	$16,570	$14,962	11%
*Not considered meaningful
Three and six months ended June 30, 2025. Segment adjusted EBITDA increased $0.6 million and $1.6 million, respectively, compared to the three and six months ended June 30, 2024, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Aggregate average daily throughput (MMcf/d)	263	289	(9%)	265	301	(12%)
Volume throughput decreased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily as a result of natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$15,634	$18,063	(13%)	$31,377	$38,450	(18%)
Natural gas, NGLs and condensate sales	632	666	(5)%	1,538	1,614	(5)%
Other revenues	1,298	1,234	5%	2,482	2,479	—%
Total revenues	17,564	19,963	(12%)	35,397	42,543	(17%)
Costs and expenses:
Cost of natural gas and NGLs	250	302	(17)%	542	676	(20)%
Operation and maintenance	6,678	5,752	16%	12,320	11,424	8%
General and administrative	328	307	7%	650	613	6%
Depreciation and amortization	10,547	10,529	—%	21,097	20,997	—%
Gain on asset sales, net	—	—	*	—	(8)	*
Total costs and expenses	17,803	16,890	5%	34,609	33,702	3%
Add:
Depreciation and amortization	10,547	10,529		21,097	20,997
Adjustments related to capital reimbursement activity	70	(808)		140	(1,913)
Gain on asset sales, net	—	—		—	(8)
Other	96	54		235	164
Segment adjusted EBITDA	$10,474	$12,848	(18%)	$22,260	$28,081	(21%)
________
*Not considered meaningful
Three and six months ended June 30, 2025. Segment adjusted EBITDA decreased $2.4 million and $5.8 million, respectively, compared to the three and six months ended June 30, 2024 primarily related to contractual step-downs.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follows.

	Mid-Con
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	502	202	149%	496	191	160%
Volume throughput increased for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, primarily as a result of the Tall Oak Acquisition and 29 new well connections that came online subsequent to June 30, 2024 and the resumption of previous production curtailments associated with reductions in commodity pricing.
Financial data for our Mid-Con reportable segment follows.

	Mid-Con
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$32,245	$8,829	265%	$64,622	$17,058	279%
Natural gas, NGLs and condensate sales	6,939	79	8,684%	10,536	253	4,064%
Other revenues (1)	2,239	2,026	11%	4,432	3,483	27%
Total revenues	41,423	10,934	279%	79,590	20,794	283%
Costs and expenses:
Cost of natural gas and NGLs	95	—		95	—	*
Operation and maintenance	15,682	5,060	210%	30,875	9,436	227%
General and administrative	694	355	95%	1,119	646	73%
Depreciation and amortization	8,400	3,820	120%	16,223	7,640	112%
Integration costs	746	—	*	1,336	—	*
Total costs and expenses	25,617	9,235	177%	49,648	17,722	*
Add:
Depreciation and amortization	8,634	4,054		16,692	8,109
Integration costs	746	—		1,336	—
Adjustments related to capital reimbursement activity	(336)	(333)		(668)	(661)
Other	50	—		55	—
Segment adjusted EBITDA	$24,900	$5,420	359%	$47,357	$10,520	350%
________
*Not considered meaningful
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and six months ended June 30, 2025. Segment adjusted EBITDA increased $19.5 million and $36.8 million, compared to the three and six months ended June 30, 2024, respectively, primarily as a result of the Tall Oak Acquisition and increased volume throughput discussed above.

Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	—	95	*	—	404	*
Average daily throughput (MMcf/d) (Ohio Gathering)	—	—	*	—	425	*
* Not considered meaningful
On March 22, 2024, we completed the disposition of Summit Utica, the owner of our equity method investment, Ohio Gathering, and on May 1, 2024, we completed the disposition of our Mountaineer Midstream system.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$—	$1,998	*	$—	$18,851	*
Total revenues	—	1,998	*	—	18,851	*
Costs and expenses:
Operation and maintenance	—	366	*	—	2,259	*
General and administrative	—	19	*	—	220	*
Depreciation and amortization	—	—	*	—	4,248	*
Gain on asset sales, net	—	(21)	*	—	(21)	*
Long-lived asset impairment	—	—	*	—	67,916	*
Total costs and expenses	—	364	*	—	74,622	*
Add:
Depreciation and amortization	—	—		—	4,248
Adjustments related to capital reimbursement activity	—	20		—	—
Gain on asset sales, net	—	(21)		—	(21)
Long-lived asset impairment	—	—		—	67,916
Proportional adjusted EBITDA for Ohio Gathering (1)	—	—		—	14,282
Other	—	(20)		—	(20)
Segment adjusted EBITDA	$—	$1,613	*	$—	$30,634	*
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

Corporate and Other Overview for the Three and Six Months Ended June 30, 2025 and 2024
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Costs and expenses:
General and administrative	$12,698	$12,375	3%	$27,101	$24,895	9%
Transaction costs	1,061	3,271	(68)%	3,854	11,062	(65)%
Interest expense	23,864	31,457	(24)%	46,401	69,303	(33)%
________
* Not considered meaningful
General and administrative. General and administrative expenses increased by $0.3 million and $2.2 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, primarily due to increased professional and legal expenses and $2.1 million of corporate severance expense.
Transaction costs. Transaction costs during the three and six months ended June 30, 2025 and 2024 were primarily related to the Moonrise Acquisition and Utica Sale, respectively.
Interest expense. Interest expense decreased $7.6 million for the three months ended June 30, 2025, compared to three months ended June 30, 2024, primarily due to $18.4 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively and $5.7 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $17.8 million of increased borrowing costs in connection with issuance of the 2029 Secured Notes in July 2024 and January 2025.
Interest expense decreased $22.9 million for the six months ended June 30, 2025, compared to six months ended June 30, 2024, primarily due to $37.0 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively and $12.0 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $34.4 million of increased borrowing costs in connection with issuance of the 2029 Secured Notes in July 2024 and January 2025.
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
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2025.

Summit Midstream Corporation Tax Structure. We operate the Company in an Up-C tax structure whereby the Company owns 65% of SMLP as of June 30, 2025 and Tailwater Capital owns the remaining 35% of SMLP as a noncontrolling interest. If on June 30, 2025, Tailwater Capital converted their 6.5 million SMLP partnership units and 6.5 million Class B shares for the Company’s common stock, the following adjustments would occur to the Company’s balance sheet and common shares outstanding.

	June 30, 2025	Hypothetical Conversion	Post Conversion
Total Assets	$2,423,043	$—	$2,423,043
Total Liabilities and Equity	$2,423,043	$—	$2,423,043

Outstanding Share Summary	June 30, 2025	Hypothetical Conversion	Post Conversion
Common Stock	12,241,864	6,524,467	18,766,331
Class B Common Stock	6,524,467	(6,524,467)	—
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2025, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $0.8 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facilities aggregating to $10.5 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the Permian Transmission Credit Facilities. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2025, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) and the Interest Coverage Ratio was 0.53:1.00 and 2.76:1.00, respectively.

Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement, with SMLP, consisting of a $500.0 million asset-based revolving credit facility. As of June 30, 2025, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of June 30, 2025, there was $140.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $359.2 million after giving effect to the issuance thereunder of $0.8 million of outstanding but undrawn irrevocable standby letters of credit.
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029. The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of June 30, 2025, the outstanding balance of the 2029 Secured Notes was $825.0 million.
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
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$53,243	$30,973
Net cash provided by (used in) investing activities	(120,056)	672,038
Net cash provided by (used in) financing activities	67,118	(559,440)
Net change in cash, cash equivalents and restricted cash	$305	$143,571
Operating activities.
Cash flows provided by operating activities for the six months ended June 30, 2025 primarily reflected:
•a net income of $0.4 million plus positive adjustments of $68.3 million for non-cash operating items; and
•a $15.5 million change in working capital accounts.
Cash flows provided by operating activities for the six months ended June 30, 2024 primarily reflected:
•a net income of $109.1 million plus adjustments of $66.3 million for non-cash operating items; and
•a $11.9 million change in working capital accounts.

Investing activities.
Cash flows used by investing activities during the six months ended June 30, 2025 primarily reflected:
•$70.0 million of cash outflows from cash consideration paid for the acquisition of Moonrise, net of cash acquired in the transaction; and
•$47.0 million of cash outflows for capital expenditures.
Cash flows provided by investing activities during the six months ended June 30, 2024 primarily reflected:
•$332.7 million of cash inflows from the proceeds of the sale of our equity method investment;
•$292.3 million of cash inflows from the proceeds of the sale of Summit Utica;
•$70.0 million of cash inflows from the proceeds of the Mountaineer Transaction;
•$4.4 million of cash inflows from the sale of compressor equipment; and
•$26.9 million of cash outflows for capital expenditures.
Financing activities.
Cash flows provided by financing activities during the six months ended June 30, 2025 primarily reflected:
•$260.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$8.1 million of cash outflows for repayments on the Permian Transmission Term Loan;
•$6.7 million of cash outflows for Distributions to Series A Preferred Shareholders;
•$258.4 million of cash inflows from the issuance of the Additional 2029 Secured Notes; and
•$95.0 million of cash inflows from borrowings on the Amended and Restated ABL Facility.
Cash flows used in financing activities during the six months ended June 30, 2024 primarily reflected:
•$313.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$209.5 million of cash outflows from the redemption of 2026 Unsecured Notes;
•$13.6 million of cash outflows for the Excess Cash Flow Offer;
•$7.6 million of cash outflows for repayments on the Permian Transmission Term Loan; and
•$6.9 million of cash outflows for the Asset Sale Offer.
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
In connection with the consummation of the Corporate Reorganization, SMLP Agreement was amended to, among other things, reflect that all of the issued and outstanding limited partnership interests of the Partnership are held by Summit Midstream Corporation. Subsequent to the Corporate Reorganization, on December 2, 2024, the Company completed the Tall Oak Acquisition. As a result of the Tall Oak Acquisition, SMLP is now partially owned by the Company and Tall Oak Parent, and SMC and SMLP operate in what is commonly referred to as an Up-C tax structure. For information on the Corporate Reorganization, see Note 1 – Organization, Business Operations, Corporate Reorganization and Presentation and Consolidation.
For the six months ended June 30, 2025, cash paid for capital expenditures totaled $47.0 million which included $8.0 million of maintenance capital expenditures. For the six months ended June 30, 2025, we contributed $3.1 million to Double E.
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2025, there were no material changes to the off-balance sheet obligations disclosed in our 2024 Annual Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2024. As of June 30, 2025, we had approximately $825.0 million principal of fixed-rate debt, $140.0 million outstanding under our variable rate Amended and Restated ABL Facility and $121.2 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of June 30, 2025, we had $109.1 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the three and six months ended June 30, 2025, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $0.7 million and $1.3 million, respectively, assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility or Permian Transmission Term Loan. For additional information, see the “Interest Rate Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2024 Annual Report and updates to our risk factors included herein.
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
Item 4. Controls and Procedures.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2025 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation (“Fiberspar”) filed a petition in the District Court of Harris County, Texas alleging, before costs and interest, over $5.0 million owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas and a trial date has been set for January 2026. We are unable to predict the final outcome of this matter.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $21.3 million as of June 30, 2025.
Item 1A. Risk Factors.
The risk factors contained in Item 1A. Risk Factors of the 2024 Annual Report and Part II Item 1A. Risk Factors of our Quarterly Report for the three months ended March 31, 2025 are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any unregistered equity securities during the quarter ended June 30, 2025.

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

10.1	†
Updated Compensation Letter, by and between Summit Operating Services Company, LLC and Heath Deneke, dated as of April 9, 2025 (Incorporated herein by reference to Exhibit 10.1 to SMC’s Current Report on Form 8-K filed May 9, 2025 (Commission File No. 001-42201)).

10.2	†
Updated Compensation Letter, by and between Summit Operating Services Company, LLC and James Johnston, dated as of April 9, 2025 (Incorporated herein by reference to Exhibit 10.2 to SMC’s Current Report on Form 8-K filed May 9, 2025 (Commission File No. 001-42201)).

10.3	†
Updated Compensation Letter, by and between Summit Operating Services Company, LLC and William (Bill) Mault, dated as of April 9, 2025 (Incorporated herein by reference to Exhibit 10.3 to SMC’s Current Report on Form 8-K filed May 9, 2025 (Commission File No. 001-42201)).

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

Summit Midstream Corporation
(Registrant)

August 11, 2025	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)