Form 10-Q
period 2025-09-30
Summit Midstream Corp
filed 2025-11-10
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of October 31, 2025
Common Stock, par value $0.01 per share	12,261,954
Class B Common Stock, par value $0.01 per share	6,524,467

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2025 Senior Notes	Summit Holdings’ and Finance Corp.’s 5.75% senior unsecured notes due April 2025, which were fully repaid on August 16, 2024
2026 Secured Notes	Summit Holdings’ and Finance Corp.’s 8.500% senior secured second lien notes due October 2026, which were fully repaid on October 15, 2024
2026 Unsecured Notes	Summit Holdings’ and Finance Corp.’s 12.00% senior unsecured notes due October 2026, which were fully repaid on June 24, 2024
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$24,632	$22,822
Restricted cash	3,814	2,377
Accounts receivable	80,098	77,058
Other current assets	3,609	16,014
Total current assets	112,153	118,271
Property, plant and equipment, net	1,850,448	1,785,029
Intangible assets, net	156,892	154,279
Investment in equity method investee	267,456	269,561
Other noncurrent assets	26,565	32,344
TOTAL ASSETS	$2,413,514	$2,359,484

LIABILITIES AND EQUITY
Trade accounts payable	$36,255	$25,162
Accrued expenses	25,868	38,176
Deferred revenue	8,862	9,595
Ad valorem taxes payable	11,415	9,544
Accrued compensation and employee benefits	7,157	11,222
Accrued interest	9,480	21,711
Accrued environmental remediation	1,796	1,430
Accrued settlement payable	10,260	6,667
Current portion of long-term debt	16,865	16,580
Other current liabilities	19,489	34,714
Total current liabilities	147,447	174,801
Deferred tax liabilities, net	76,321	63,326
Long-term debt, net	1,065,048	976,995
Noncurrent deferred revenue	19,532	25,373
Noncurrent accrued environmental remediation	203	768
Other noncurrent liabilities	7,917	20,150
TOTAL LIABILITIES	1,316,468	1,261,413
Commitments and contingencies (See Note 9)

Mezzanine Equity
Subsidiary Series A Preferred Units (93,039 issued and outstanding as of September 30, 2025 and December 31, 2024)	139,101	132,946

Equity
Series A Preferred Stock (65,508 authorized, issued and outstanding as of September 30, 2025 and December 31, 2024)	110,488	110,230
Common Stock, $0.01 par value (42,000,000 authorized as of September 30, 2025 and December 31, 2024; 12,261,954 and 10,659,220 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	122	106
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of September 30, 2025 and December 31, 2024; 6,524,467 and 7,471,008 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	65	75
Additional paid-in capital	636,017	540,714
Accumulated deficit	(194,826)	(183,333)
Total Company Stockholders’ equity	551,866	467,792
Noncontrolling interest	406,079	497,333
Total Equity	957,945	965,125
TOTAL LIABILITIES AND EQUITY	$2,413,514	$2,359,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues:
Gathering services and related fees	$65,359	$44,013	$193,706	$151,211
Natural gas, NGLs and condensate sales	71,079	48,243	196,751	145,294
Other revenues	10,445	10,159	29,340	26,096
Total revenues	146,883	102,415	419,797	322,601
Costs and expenses:
Cost of natural gas and NGLs	38,138	28,246	109,486	88,047
Operation and maintenance	38,358	24,473	111,129	72,925
General and administrative	13,159	12,419	45,275	41,368
Depreciation and amortization	28,855	23,540	87,427	75,324
Transaction costs	1,429	2,094	5,283	13,156
Acquisition integration costs	1,661	—	7,060	40
(Gain) loss on asset sales, net	120	(6)	120	1
Long-lived asset impairments	—	—	71	67,936
Total costs and expenses	121,720	90,766	365,851	358,797
Other income (expense), net	(575)	666	8,860	2,784
Gain (loss) on interest rate swaps	131	(2,574)	(1,335)	936
Gain (loss) on sale of business	(539)	(1,672)	(582)	82,338
Gain on sale of equity method investment	—	—	—	126,261
Interest expense	(24,191)	(25,712)	(70,592)	(95,015)
Loss on early extinguishment of debt	—	(42,235)	—	(47,199)
Income from equity method investees	5,548	4,910	15,190	19,828
Income (loss) before income taxes	5,537	(54,968)	5,487	53,737
Income tax expense	(537)	(142,573)	(81)	(142,129)
Net income (loss)	$5,000	$(197,541)	$5,406	$(88,392)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,769)	(4,007)	(11,040)	(11,643)
Less: Net income attributable to Series A Preferred Stock	(3,365)	(3,393)	(10,384)	(9,926)
Add: Net loss attributable to noncontrolling interest in SMLP	556	—	4,525	—
Net loss attributable to Summit Midstream Corporation	$(1,578)	$(204,941)	$(11,493)	$(109,961)
Net loss per share:
Common stock – basic	$(0.13)	$(19.25)	$(0.95)	$(10.39)
Common stock – diluted	$(0.13)	$(19.25)	$(0.95)	$(10.39)

Weighted-average number of shares outstanding:
Common stock – basic	12,255	10,649	12,090	10,583
Common stock – diluted	12,255	10,649	12,090	10,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity

Equity, December 31, 2024	$—	$—	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	—	—	3,918	—	—	—	(1,887)	(989)	1,042
Dividend paid on Series A Preferred Stock	—	—	(3,359)	—	—	—	—	—	(3,359)
Equity compensation	—	—	—	—	—	2,375	—	—	2,375
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	1	—	(2,838)	—	—	(2,837)
Moonrise Acquisition	—	—	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	—	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	—	—	(12,280)	—	—	(12,280)
Equity shift (See Note 11)	—	—	—	—	—	86,526	—	(86,526)	—
Equity, March 31, 2025	$—	$—	$110,789	$122	$65	$632,387	$(185,220)	$409,818	$967,961
Net income (loss)	—	—	3,101	—	—	—	(8,028)	(2,980)	(7,907)
Dividend paid on Series A Preferred Stock	—	—	(3,382)	—	—	—	—	—	(3,382)
Equity compensation	—	—	—	—	—	2,362	—	—	2,362
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	—	—	(8)	—	—	(8)
Equity shift (See Note 11)	—	—	—	—	—	(233)	—	233	—
Equity, June 30, 2025	$—	$—	$110,508	$122	$65	$634,508	$(193,248)	$407,071	$959,026
Net income (loss)	—	—	3,365	—	—	—	(1,578)	(556)	1,231
Dividend paid on Series A Preferred Stock	—	—	(3,385)	—	—	—	—	—	(3,385)
Equity compensation	—	—	—	—	—	2,064	—	—	2,064
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	—	—	(260)	—	—	(260)
Tax impact of Up-C Structure	—	—	—	—	—	(731)	—	—	(731)
Equity shift (See Note 11)	—	—	—	—	—	436	—	(436)	—
Equity, September 30, 2025	$—	$—	$110,488	$122	$65	$636,017	$(194,826)	$406,079	$957,945

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity

Partners’ capital, December 31, 2023	$96,893	$621,670	$—	$—	$—	$—	$—	$—	$718,563
Net income	3,220	125,937	—	—	—	—	—	—	129,157
Equity compensation	—	2,772	—	—	—	—	—	—	2,772
Tax withholdings and associated payments on vested Summit LTIP awards	—	(1,878)	—	—	—	—	—	—	(1,878)
Partners’ capital, March 31, 2024	$100,113	$748,501	$—	$—	$—	$—	$—	$—	$848,614
Net income (loss)	3,313	(30,957)	—	—	—	—	—	—	(27,644)
Equity compensation	—	2,086	—	—	—	—	—	—	2,086
Tax withholdings and associated payments on vested Summit LTIP awards	—	(4)	—	—	—	—	—	—	(4)
Partners’ capital, June 30, 2024	$103,426	$719,626	$—	$—	$—	$—	$—	$—	$823,052
Net income (loss)	1,135	(47,143)	2,258	—	—	—	(157,798)	—	(201,548)
Equity compensation	—	557	—	—	—	1,283	—	—	1,840
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	—	—	—	—	—	—
Corporate Reorganization	(104,561)	(673,040)	104,561	106	—	672,934	—	—	—
Tax impact of Corporate Reorganization	—	—	—	—	—	28,140	—	—	28,140
Equity, September 30, 2024	$—	$—	$106,819	$106	$—	$702,357	$(157,798)	$—	$651,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,406	$(88,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(17)	142,267
Depreciation and amortization	88,131	76,028
Noncash lease expense	5,175	2,292
Amortization of debt issuance costs and other	3,005	10,326
Equity compensation	6,801	6,698
Income from equity method investees	(15,190)	(19,828)
Distributions from equity method investees	21,110	31,241
Gain on asset sales, net	120	1
Foreign currency gain and other	—	42
Gain on fair value of earn-out	(7,904)	(6)
Loss on early extinguishment of debt	—	47,199
(Gain) loss on sale of business	582	(82,338)
Gain on sale of equity method investment	—	(126,261)
Unrealized loss on interest rate swaps	3,987	3,038
Long-lived asset impairment	71	67,936
Changes in operating assets and liabilities:
Accounts receivable	(26)	6,325
Trade accounts payable	10,786	(7,108)
Accrued expenses	(13,487)	(3,917)
Deferred revenue, net	(6,574)	(4,308)
Ad valorem taxes payable	1,871	(1,314)
Accrued interest	(12,230)	(4,695)
Accrued environmental remediation, net	(199)	(539)
Other, net	(11,498)	(14,563)
Net cash provided by operating activities	79,920	40,124
Cash flows from investing activities:
Capital expenditures	(69,910)	(37,861)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	(69,997)	—
Investment in Double E equity method investee	(3,816)	(1,431)
Proceeds from Utica Sale (excluding Ohio Gathering)	—	292,266
Proceeds from sale of Ohio Gathering	—	332,734
Proceeds from Mountaineer Transaction	—	69,304
Proceeds from asset sale	—	4,400
Net cash provided by (used in) investing activities	(143,723)	659,412
Cash flows from financing activities:
Issuance of Additional 2029 Secured Notes	258,438	—
Issuance of 2029 Secured Notes	—	565,800
Borrowings on Amended and Restated ABL Facility	130,000	150,000
Debt repayments - Amended and Restated ABL Facility	(285,000)	(313,000)
Debt repayments - Permian Transmission Term Loan	(12,324)	(11,555)
Debt repayments - Redemption of 2026 Unsecured Notes	—	(209,510)
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	—	(13,626)
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	—	(6,910)
Distributions on Series A Preferred Shareholders	(10,126)	—
Distributions on Subsidiary Series A Preferred Units	(4,885)	(4,885)
Debt repayments - 2025 Senior Notes Redemption	—	(49,783)
Debt repayments - 2026 Secured Notes Redemption	—	(649,805)
Debt extinguishment costs	—	(21,355)
Debt issuance costs	(4,835)	(4,368)
Other, net	(4,218)	(2,818)
Net cash provided by (used in) financing activities	67,050	(571,815)
Net change in cash, cash equivalents and restricted cash	3,247	127,721
Cash, cash equivalents and restricted cash, beginning of period	25,199	16,645
Cash, cash equivalents and restricted cash, end of period	$28,446	$144,366
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
The estimated fair values of certain assets and liabilities, including property, plant and equipment and other intangible assets required the use of significant judgments and estimates. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. The Company continues to assess the fair values of the assets acquired and liabilities assumed.
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
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Moonrise Acquisition and Tall Oak Acquisition had occurred on January 1, 2024:

	Nine Months Ended September 30,
	2025	2024
Revenues	$423,776	$416,635
Net income (loss)	$4,608	$(61,071)
The unaudited pro forma information is for information purposes only and is not necessarily indicative of the operating results that would have occurred had the Moonrise Acquisition and Tall Oak Acquisition been completed at January 1, 2024, nor is it necessarily indicative of future operating results.
Sale of Summit Utica. On March 22, 2024, SMLP completed the disposition of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments (the “Utica Sale”). Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
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
The $625.0 million sale price did not discretely list values for OGC, OCC or SMLP’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, SMLP derived a preliminary fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its consolidated financial statements. The fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. Based on these fair values, as of September 30, 2024, SMLP recognized a gain on the disposition of the Utica midstream business of $85.6 million, which is recorded within gain on sale of business in the Company’s consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of equity method investment in the Company’s consolidated statements of operations.
Sale of Mountaineer Midstream System. On May 1, 2024, SMLP completed the sale of its Mountaineer Midstream system, to Antero Midstream LLC for a cash sale price of $70.0 million (the “Mountaineer Transaction”). Mountaineer Midstream was the owner of midstream assets located in the Marcellus Shale. Prior to closing the Mountaineer Transaction, SMLP sold related compression assets located in the Marcellus Shale to a compression service provider for cash consideration of approximately $5 million in April 2024.
During the three months ended March 31, 2024, SMLP recognized an impairment of $68.0 million in connection with the Mountaineer Transaction and the sale of compression assets based on their estimated fair value and net assets sold of approximately $143.0 million.
4. REVENUE
The following table presents estimated revenue, as of September 30, 2025, expected to be recognized during the remainder of 2025 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2025	2026	2027	2028	2029	Thereafter

Gathering services and related fees	$8,877	$26,678	$8,076	$5,399	$—	$—
Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 16 – Segment Information.

	Three Months Ended September 30, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$16,394	$66,234	$4,435	$87,063
Permian	—	—	910	910
Piceance	15,417	319	2,905	18,641
Mid-Con	33,548	4,526	2,195	40,269
Northeast	—	—	—	—
Total reportable segments	65,359	71,079	10,445	146,883
Corporate and other	—	—	—	—
Total	$65,359	$71,079	$10,445	$146,883

	Nine Months Ended September 30, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$48,742	$179,832	$14,595	$243,169
Permian	—	—	2,731	2,731
Piceance	46,794	1,857	5,387	54,038
Mid-Con	98,170	15,062	6,627	119,859
Northeast	—	—	—	—
Total reportable segments	193,706	196,751	29,340	419,797
Corporate and other	—	—	—	—
Total	$193,706	$196,751	$29,340	$419,797

	Three Months Ended September 30, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$15,302	$47,733	$4,615	$67,650
Permian	—	—	910	910
Piceance	17,604	510	1,492	19,606
Mid-Con	11,107	—	3,142	14,249
Northeast	—	—	—	—
Total reportable segments	44,013	48,243	10,159	102,415
Corporate and other	—	—	—	—
Total	$44,013	$48,243	$10,159	$102,415

	Nine Months Ended September 30, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$48,141	$142,917	$12,044	$203,102
Permian	—	—	2,731	2,731
Piceance	56,054	2,124	3,971	62,149
Mid-Con	28,165	253	6,625	35,043
Northeast	18,851	—	—	18,851
Total reportable segments	151,211	145,294	25,371	321,876
Corporate and other	—	—	725	725
Total	$151,211	$145,294	$26,096	$322,601
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow.

	September 30, 2025	December 31, 2024
	(In thousands)
Gathering and processing systems and related equipment	$2,443,565	$2,372,881
Construction in progress	53,612	57,611
Land and line fill	12,871	12,816
Other	66,750	66,303
Total	2,576,798	2,509,611
Less: accumulated depreciation	(726,350)	(724,582)
Property, plant and equipment, net	$1,850,448	$1,785,029
Depreciation expense and capitalized interest for the Company follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation expense	$25,004	$19,977	$75,942	$63,905
Capitalized interest	470	257	1,326	904
6. EQUITY METHOD INVESTMENTS
As of September 30, 2025, the Company has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the unaudited condensed consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Company sold its investment in Ohio Gathering and recognized $126.3 million gain, which is recorded within Gain on sale of equity method investment within the unaudited condensed consolidated statements of operations. See Note 3 - Acquisitions and Divestitures for additional information.
7. DEFERRED REVENUE
The balances in deferred revenue as of September 30, 2025 and December 31, 2024 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

Total
(In thousands)
Current deferred revenue, December 31, 2024	$9,595
Add: additions	7,179
Less: revenue recognized and other	(7,912)
Current deferred revenue, September 30, 2025	$8,862

An update of noncurrent deferred revenue follows.

Total
(In thousands)
Noncurrent deferred revenue, December 31, 2024	$25,373
Add: additions	1,158
Less: reclassification to current deferred revenue and other	(6,999)
Noncurrent deferred revenue, September 30, 2025	$19,532
8. DEBT
Debt for the Company as of September 30, 2025 and December 31, 2024, follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$150,000	$305,000
Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	116,998	129,321
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	575,000
Less: unamortized debt discount, premium and debt issuance costs	(10,085)	(15,746)
Total debt, net of unamortized debt discount, premium and debt issuance costs	1,081,913	993,575
Less: current portion of Permian Transmission Term Loan	(16,865)	(16,580)
Total long-term debt	$1,065,048	$976,995
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to the Amended and Restated ABL Agreement, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of September 30, 2025, the most recent borrowing base determination of eligible assets totaled $519.0 million, an amount greater than the $500.0 million of aggregate lending commitments.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”). As of September 30, 2025, the Amended and Restated ABL Facility will mature on July 26, 2029.
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of September 30, 2025, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) was 0.57:1.00 and the Interest Coverage Ratio was 2.73:1.00. As of September 30, 2025, the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
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
As of September 30, 2025, the applicable margin under the adjusted SOFR borrowings was 2.750%, the interest rate was 7.01%, and the total available borrowing capacity totaled $349.2 million, after giving effect to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit.
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
As of September 30, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475%, the average interest rate was 6.82% and the unused portion of the Permian Transmission Credit Facilities totaled $2.0 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $13.0 million in outstanding but undrawn irrevocable standby letters of credit.

Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan Facility at a fixed SOFR rate of 1.23%. As of September 30, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Credit Facilities.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of September 30, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475% and the average interest rate was 6.82%. As of September 30, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Term Loan.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of September 30, 2025:

(In thousands)	Total	2025	2026	2027	2028	2029
Amortizing principal repayments	$116,998	$4,257	$16,967	$17,769	$78,005	$—
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes, at a price of 103.375% of their face value, as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. As of September 30, 2025, $825.0 million of the 2029 Secured Notes were outstanding. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15.
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
As of September 30, 2025, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.
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
As of September 30, 2025, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to September 30, 2026. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2024	$2,198
Payments made	(199)
Changes in estimates	—
Accrued environmental remediation, September 30, 2025	$1,999
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015

Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of September 30, 2025 and December 31, 2024, the accrued loss liability for the 2015 Blacktail Release were $12.0 million and $15.0 million, respectively, of which, as of September 30, 2025, $10.3 million is recorded within Accrued settlement payable and $1.7 million within Other noncurrent liabilities on the Company’s unaudited condensed consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, $25.0 million payable to the federal government over 5 years, and $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute, and of which $10.3 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief, including, but not limited to, control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by defendant Summit Midstream Partners, LLC (the “Defendant”) for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
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
10. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follows.

	September 30, 2025		December 31, 2024
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2029 Secured Notes	$825,000	$826,389	$575,000	$595,125
(1) Excludes applicable unamortized debt issuance costs, debt discounts and debt premiums.

The carrying values on the balance sheets of the Amended and Restated ABL Facility and the Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair value of the 2029 Secured Notes is based on an average of nonbinding broker quotes as of September 30, 2025 and December 31, 2024. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.

Deferred earn-out. The estimated fair value of the Company’s deferred earn-outs are remeasured each reporting period and estimated using discounted cash flow techniques with appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs.
Tall Oak earn-out: In connection with the Tall Oak Acquisition, the Company incurred a deferred earn-out liability. As of September 30, 2025, the estimated fair value of the deferred earn-out liability recorded on the Company’s consolidated balance sheet was $13.4 million and is reflected within other current liabilities. As of December 31, 2024, the estimated fair value of the deferred earn-out was $21.3 million, of which $14.5 million is reflected within other current liabilities and $6.8 million is reflected within other noncurrent liabilities. The earn-out becomes payable to Tall Oak Parent subject to Tall Oak and its customers meeting certain development requirements. During the nine months ended September 30, 2025, the Company recorded a $7.9 million gain on the fair value remeasurement of the Tall Oak earn-out. As of September 30, 2025, the earn-out requirements have been partially met.
Sterling DJ earn-out: In connection with the acquisition of Sterling DJ, SMLP assumed a deferred earn-out liability, which was remeasured each reporting period. This deferred earn-out liability was settled in full during the quarterly period ended June 30, 2024.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, the Company entered into amortizing interest rate swap agreements. As of September 30, 2025 and December 31, 2024, the outstanding notional amounts of interest rate swaps were $105.3 million and $116.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Company’s variable rate debt to fixed rate debt. The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Company. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of September 30, 2025 and December 31, 2024, the Company’s interest rate swap agreements had a fair value of $7.0 million and $11.0 million, respectively, and are recorded within other noncurrent assets within the unaudited condensed consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
For the three and nine month periods ended September 30, 2025 the Company recorded a gain on interest rate swaps of $0.1 and a loss on interest rate swaps of $1.3 million, respectively.
For the three and nine month periods ended September 30, 2024, the Company recorded a loss on interest rate swaps of $2.6 million and a gain on interest rate swaps of $0.9 million, respectively.
11. EQUITY AND MEZZANINE EQUITY
Common Stock. An update on the number of shares of common stock follows for the period from December 31, 2024 to September 30, 2025:

Shares of Common Stock
Shares, December 31, 2024	10,659,220
Conversion of Class B Common Stock and Partnership Common Units	946,541
Shares issued for SMLP LTIP, net	193,928
Moonrise Acquisition	462,265
Shares, September 30, 2025	12,261,954
Class B Common Stock. In the Tall Oak Acquisition, the Company issued 7,471,008 shares of non-economic Class B Common Stock to Tall Oak Parent. Such shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2024 to September 30, 2025.

Shares of Class B Common Stock
Shares, December 31, 2024	7,471,008
Conversion of Class B Common Stock	(946,541)
Shares, September 30, 2025	6,524,467
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
Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Board of Directors out of legally available funds for such purpose. The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on September 15, 2025 for the period ending December 31, 2025 was 11.7%.
On May 3, 2020, SMLP suspended distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. The board of directors of Summit Midstream Corporation reinstated cash dividends on its Series A Preferred Stock beginning on March 14, 2025. During the nine month period ended September 30, 2025, cash dividend payments totaling $10.1 million were paid.
As of September 30, 2025 and December 31, 2024, the Company had 65,508 shares of Series A Preferred Stock outstanding and $46.6 million of accrued and unpaid distributions on its Series A Preferred Stock.
Partnership Common Units. In the Tall Oak Acquisition, SMLP issued 7,471,008 Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of SMC common stock at the election of the holder for no additional consideration.
As of September 30, 2025, there were 18,786,421 Partnership Common Units outstanding. An update on the number of Partnership Common Units not owned by the Company follows for the period from December 31, 2024 to September 30, 2025.

Partnership Common Units
Units, December 31, 2024	7,471,008
Conversion of Partnership Common Units	(946,541)
Units, September 30, 2025	6,524,467

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
As of September 30, 2025, the Company had 93,039 Subsidiary Series A Preferred Units issued and outstanding.
If the Subsidiary Series A Preferred Units were redeemed on September 30, 2025, the redemption amount would be $139.8 million when considering the applicable multiple on invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco.
The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2024 to September 30, 2025, net of $0.7 million and $1.1 million of unamortized issuance costs as of September 30, 2025 and December 31, 2024, respectively:

(In thousands)
Balance, December 31, 2024	$132,946
Redemption accretion, net of issuance cost amortization	11,040
Cash distribution (includes a $1.6 million distribution payable as of September 30, 2025)	(4,885)
Balance, September 30, 2025	$139,101

Noncontrolling interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the consolidated balance sheet. As of September 30, 2025, the Company’s noncontrolling interest is approximately 35% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
(In thousands)
Balance, December 31, 2024	$497,333
Net loss	(4,525)
Equity shift - Change in Ownership of Consolidated Subsidiary	(86,729)
Balance as of September 30, 2025	$406,079
Equity shift - Change in Ownership of Consolidated Subsidiary. The Tall Oak Acquisition resulted in the establishment of a noncontrolling interest on December 2, 2024 due to the issuance of 7,471,008 Partnership Common Units in SMLP to Tall Oak Parent.
During the nine months ended September 30, 2025, the Company had an equity shift and its noncontrolling interest was reduced by $86.7 million primarily due to an increase in the number of SMC shares outstanding and a corresponding increase in SMC’s ownership of SMLP’s net assets. The increase in SMC’s outstanding share count, which also resulted in an equivalent increase of SMLP’s issued units, was a result of (a) the issuance of 0.9 million SMC shares to Tall Oak Midstream Investments, LLC (“TOMI”) for the exchange and conversion of TOMI’s ownership of 0.9 million SMC’s Class B Common Stock and associated 0.9 million Partnership Common Units, (b) the issuance of 0.5 million SMC shares for the Moonrise Acquisition (See Note 3 - Acquisitions and Divestitures) and (c) employee share-based compensation vesting events.
Cash Distribution Policy. In March 2020, SMLP suspended cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. As of September 30, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.6 million.
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

12. EARNINGS PER SHARE
The following table details the components of EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)		(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net income (loss)	$5,000	$(197,541)	$5,406	$(88,392)
Less: Net income attributable to Subsidiary Series A Preferred Units	(3,769)	(4,007)	(11,040)	(11,643)
Less: Net income attributable to Series A Preferred Stock	(3,365)	(3,393)	(10,384)	(9,926)
Add: Net loss attributable to noncontrolling interest	556	—	4,525	—
Net loss attributable to Summit Midstream Corporation	$(1,578)	$(204,941)	$(11,493)	$(109,961)

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	12,255	10,649	12,090	10,583
Effect of nonvested restricted stock units	—	—	—	—
Effect of assumed conversion and elimination of noncontrolling interest and net income	—	—	—	—
Weighted-average number of shares outstanding – diluted	12,255	10,649	12,090	10,583

Net loss per share:
Common Stock – basic	$(0.13)	$(19.25)	$(0.95)	$(10.39)
Common Stock – diluted	$(0.13)	$(19.25)	$(0.95)	$(10.39)
Class B Common Stock - basic and diluted	$—	$—	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	407	—	469	13
Class B Common Stock	6,524	—	6,528	—
13. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$80,371	$89,408
Cash paid for taxes	$282	$22

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$6,561	$3,874
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$11,040	$11,643
Equity consideration issued for the Moonrise Acquisition	$17,895	$—

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
Significant items to note:
•For the nine-month period ended September 30, 2025, the Company granted 132,297 time-based restricted stock units and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.8 million and the awards vest ratably over a three-year period.
•For the nine-month period ended September 30, 2025, the Company granted 90,081 performance-based restricted stock units and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.4 million and the awards vest at the end of three years.
•For the nine-month period ended September 30, 2025, the Company issued 18,372 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
As of September 30, 2025, approximately 0.6 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
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
Summit Midstream Corporation’s effective income tax rate for the nine months ended September 30, 2025 was different from the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation and nondeductible executive compensation. The effective tax rate for the nine months ended September 30, 2024 was different from the U.S. federal statutory income tax rate of 21% primarily due to SMLP’s pre-Corporate Reorganization income not being subject to U.S. federal or state income tax, other than the Texas margin tax.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SMC assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of September 30, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The passage of the OBBBA did not have a material impact to tax expense for the nine months ended September 30, 2025.

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
The following tables provide information about the Company’s reportable segments (in thousands):

	Rockies	Permian	Piceance	Mid-Con	Northeast
Three Months Ended September 30, 2025
Revenues: (1)
Gathering services and related fees	$16,394	$—	$15,417	$33,548	$—
Natural gas, NGL’s and condensate sales	66,234	—	319	4,526	—
Other revenues	4,435	910	2,905	2,195	—
Total revenues	$87,063	$910	$18,641	$40,269	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$53,780	$—	$134	$(87)	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(15,691)	—	—	—	—
Employee costs	5,395	—	1,518	2,505	—
Materials, parts and other operating expenses	5,922	—	1,596	3,770	—
Indirect and passthrough (3)	5,860	—	2,590	9,632	—
Other segment items (2)	2,798	(7,765)	294	893	—
Segment Adjusted EBITDA	$28,999	$8,675	$12,509	$23,556	$—

	Rockies	Permian	Piceance	Mid-Con	Northeast
Nine Months Ended September 30, 2025
Revenues: (1)
Gathering services and related fees	$48,742	$—	$46,794	$98,170	$—
Natural gas, NGL’s and condensate sales	179,832	—	1,857	15,062	—
Other revenues	14,595	2,731	5,387	6,627	—
Total revenues	$243,169	$2,731	$54,038	$119,859	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$152,044	$—	$676	$8	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(43,243)	—	—	—	—
Employee costs	14,824	—	4,639	7,389	—
Materials, parts and other operating expenses	16,134	—	5,726	9,695	—
Indirect and passthrough (3)	16,230	—	7,744	29,864	—
Other segment items (2)	8,077	(22,514)	484	1,990	—
Segment Adjusted EBITDA	$79,103	$25,245	$34,769	$70,913	$—

	Rockies	Permian	Piceance	Mid-Con	Northeast
Three Months Ended September 30, 2024
Revenues: (1)
Gathering services and related fees	$15,302	$—	$17,604	$11,107	$—
Natural gas, NGL’s and condensate sales	47,733	—	510	—	—
Other revenues	4,615	910	1,492	3,142	—
Total revenues	$67,650	$910	$19,606	$14,249	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$41,485	$—	$219	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(13,455)	—	—	—	—
Employee costs	4,149	—	1,663	950	—
Materials, parts and other operating expenses	3,912	—	1,784	1,469	—
Indirect and passthrough (3)	4,305	—	2,614	4,206	—
Other segment items (2)	2,404	(7,562)	495	346	—
Segment Adjusted EBITDA	$24,850	$8,472	$12,831	$7,278	$—

	Rockies	Permian	Piceance	Mid-Con	Northeast
Nine Months Ended September 30, 2024
Revenues: (1)
Gathering services and related fees	$48,141	$—	$56,054	$28,165	$18,851
Natural gas, NGL’s and condensate sales	142,917	—	2,124	253	—
Other revenues	12,044	2,731	3,971	6,625	—
Total revenues	$203,102	$2,731	$62,149	$35,043	$18,851
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$123,162	$—	$895	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(36,022)	—	—	—	—
Employee costs	11,924	—	4,636	2,597	661
Materials, parts and other operating expenses	13,366	—	5,546	3,232	868
Indirect and passthrough (3)	12,802	—	7,412	10,338	754
Other segment items (2)	7,288	(20,703)	2,748	1,078	(14,066)
Segment Adjusted EBITDA	$70,582	$23,434	$40,912	$17,798	$30,634
(1) The Company’s revenues are attributable solely to external customers located within the United States.
(2) For the three and nine months ended September 30, 2025 and 2024, other segment items consist primarily of the following:
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
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.

Assets by reportable segment follow.

	September 30, 2025	December 31, 2024
	(In thousands)
Assets(1):
Rockies	$999,301	$917,293
Permian	278,845	285,280
Piceance	350,999	389,668
Mid-Con	756,616	746,549
Northeast	—	—
Total reportable segment assets	2,385,761	2,338,790
Corporate and Other	27,753	20,694
Total assets	$2,413,514	$2,359,484
(1) The Company’s long-lived assets are located within the United States.
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Depreciation and amortization:
Rockies	$10,453	$9,143	$30,917	$27,178
Permian	—	—	—	—
Piceance	9,379	10,524	30,476	31,521
Mid-Con(1)	8,851	4,076	25,543	12,185
Northeast	—	—	—	4,248
Total reportable segment depreciation and amortization	28,683	23,743	86,936	75,132
Corporate and Other	407	31	1,195	896
Total depreciation and amortization	$29,090	$23,774	$88,131	$76,028
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cash paid for capital expenditures:
Rockies	$8,375	$8,743	$30,696	$29,211
Permian	—	—	—	—
Piceance	331	1,405	1,531	2,278
Mid-Con	13,484	161	35,210	686
Northeast	—	163	—	2,980
Total reportable segment capital expenditures	22,190	10,472	67,437	35,155
Corporate and Other	724	469	2,473	2,706
Total cash paid for capital expenditures	$22,914	$10,941	$69,910	$37,861
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Reconciliation of segment adjusted EBITDA to income (loss) before income taxes:
Total segment adjusted EBITDA	$73,739	$53,431	$210,030	$183,360
Less:
Corporate and Other expense (1)	10,421	10,201	27,392	21,598
Income from equity method investees	(5,548)	(4,910)	(15,190)	(19,828)
Interest expense	24,191	25,712	70,592	95,015
Depreciation and amortization (2)	29,090	23,774	88,131	76,028
Proportional adjusted EBITDA for equity method investees (3)	7,820	7,585	22,668	35,102
Adjustments related to capital reimbursement activity (4)	(2,480)	(2,283)	(6,356)	(7,934)
Equity compensation	2,064	1,840	6,801	6,698
(Gain) loss on asset sales, net	120	(6)	120	1
(Gain) loss on sale of business	539	1,672	582	(82,338)
Gain on sale of equity method investment	—	—	—	(126,261)
Long-lived asset impairment	—	—	71	67,936
Transaction costs and other	1,985	2,579	9,732	16,407
Loss on early extinguishment of debt	—	42,235	—	47,199
Income (loss) before income taxes	$5,537	$(54,968)	$5,487	$53,737
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, for the three and nine months ended September 30, 2025 other expense consisted primarily of a gain on the fair value remeasurement of the Tall Oak earn-out. For the three and nine months ended September 30, 2024, other expense consisted primarily of gains on interest rate swaps.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Three and Nine Months Ended September 30, 2025 and 2024” section included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$5,000	$(197,541)	$5,406	$(88,392)
Reportable segment adjusted EBITDA
Rockies	$28,999	$24,850	$79,103	$70,582
Permian	8,675	8,472	25,245	23,434
Piceance	12,509	12,831	34,769	40,912
Mid-Con	23,556	7,278	70,913	17,798
Northeast	—	—	—	30,634

Net cash provided by (used in) operating activities	$26,677	$9,151	$79,920	$40,124
Capital expenditures (1)	22,914	10,941	69,910	37,861
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	—	(69,997)	—
Proceeds from Utica Sale (excluding Ohio Gathering)	—	—	—	292,266
Proceeds from sale of Ohio Gathering	—	—	—	332,734
Proceeds from Mountaineer Transaction	—	(696)	—	69,304
Investment in Double E equity method investee	753	989	3,816	1,431
Distributions on Series A Preferred Shareholders	(3,385)	—	(10,126)	—
Distributions on Subsidiary Series A Preferred Units	(1,629)	(1,629)	(4,885)	(4,885)
Issuance of Additional 2029 Secured Notes	—	—	258,438	—
Issuance of 2029 Secured Notes	—	565,800	—	565,800
Borrowings on Amended and Restated ABL Facility	35,000	150,000	130,000	150,000
Debt repayments - Amended and Restated ABL Facility	(25,000)	—	(285,000)	(313,000)
Debt repayments - Permian Transmission Term Loan	(4,218)	(3,934)	(12,324)	(11,555)
Debt repayments - Redemption of 2026 Unsecured Notes	—	—	—	(209,510)
Debt repayments - 2026 Secured Notes	—	—	—	(20,536)
Debt repayments - 2025 Senior Notes Redemption	—	(49,783)	—	(49,783)
Debt repayments - 2026 Secured Notes Redemption	—	(649,805)	—	(649,805)
Debt extinguishment costs	—	(19,260)	—	(21,355)
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
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times and the timing of any potential further increases or decreases remains uncertain. As of September 30, 2025, we had approximately $825.0 million principal of fixed-rate debt, $150.0 million outstanding under our variable rate Amended and Restated ABL Facility and $117.0 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of September 30, 2025, we had $105.3 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan.
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

Results of Operations
Consolidated Overview for the Three and Nine Months Ended September 30, 2025 and 2024
The following table presents certain consolidated financial and operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Gathering services and related fees	$65,359	$44,013	$193,706	$151,211
Natural gas, NGLs and condensate sales	71,079	48,243	196,751	145,294
Other revenues	10,445	10,159	29,340	26,096
Total revenues	146,883	102,415	419,797	322,601
Costs and expenses:
Cost of natural gas and NGLs	38,138	28,246	109,486	88,047
Operation and maintenance	38,358	24,473	111,129	72,925
General and administrative	13,159	12,419	45,275	41,368
Depreciation and amortization	28,855	23,540	87,427	75,324
Transaction costs	1,429	2,094	5,283	13,156
Acquisition integration costs	1,661	—	7,060	40
(Gain) loss on asset sales, net	120	(6)	120	1
Long-lived asset impairment	—	—	71	67,936
Total costs and expenses	121,720	90,766	365,851	358,797
Other income (expense), net	(575)	666	8,860	2,784
Gain (loss) on interest rate swaps	131	(2,574)	(1,335)	936
Gain (loss) on sale of business	(539)	(1,672)	(582)	82,338
Gain on sale of equity method investment	—	—	—	126,261
Interest expense	(24,191)	(25,712)	(70,592)	(95,015)
Loss on early extinguishment of debt	—	(42,235)	—	(47,199)
Income from equity method investees	5,548	4,910	15,190	19,828
Income (loss) before income taxes	5,537	(54,968)	5,487	53,737
Income tax expense	(537)	(142,573)	(81)	(142,129)
Net income (loss)	$5,000	$(197,541)	$5,406	$(88,392)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	925	667	908	903
Aggregate average daily throughput - liquids (Mbbl/d)	72	70	75	73
________
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Three and Nine Months Ended September 30, 2025 and 2024”.

Volumes – Gas. Natural gas throughput volumes increased 258 MMcf/d for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily reflecting:
•a volume throughput increase of 253 MMcf/d for the Mid-Con segment.
•a volume throughput increase of 30 MMcf/d for the Rockies segment.
•a volume throughput decrease of 25 MMcf/d for the Piceance segment.
Natural gas throughput volumes increased 5 MMcf/d for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily reflecting:
•a volume throughput decrease of 269 MMcf/d for the Northeast segment.
•a volume throughput decrease of 32 MMcf/d for the Piceance segment.
•a volume throughput increase of 288 MMcf/d for the Mid-Con segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment increased for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to 28 new well connections that came online subsequent to September 30, 2024 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Crude oil and produced water throughput volumes at the Rockies segment increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to 28 new well connections that came online subsequent to September 30, 2024 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
For additional information on volumes, see the “Segment Overview for the Three and Nine Months Ended September 30, 2025 and 2024” section herein.
Revenues. Total revenues increased $44.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, comprised of a $22.8 million increase in natural gas, NGLs and condensate sales, a $21.3 million increase in gathering services and related fees and a $0.3 million increase in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $21.3 million compared to the three months ended September 30, 2024, primarily reflecting:
•a $22.4 million increase in the Mid-Con, primarily due to increased volume throughput as a result of the Tall Oak Acquisition; partially offset by
•a $2.2 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $22.8 million compared to the three months ended September 30, 2024, primarily reflecting:
•a $18.5 million increase in the Rockies, primarily due to increased volume throughput; and
•a $4.5 million increase in the Mid-Con, primarily related to increased volume throughput as a result of the Tall Oak Acquisition.
Total revenues increased $97.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, comprised of a $51.5 million increase in natural gas, NGLs and condensate sales, a $42.5 million increase in gathering services and related fees and a $3.2 million increase in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $42.5 million compared to the nine months ended September 30, 2024, primarily reflecting:
•a $70.0 million increase in the Mid-Con, primarily due to increased volume throughput as a result of the Tall Oak Acquisition; partially offset by
•a $18.9 million decrease in the Northeast, primarily due to the sale of the Mountaineer Midstream system and the disposition of Summit Utica; and
•a $9.3 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $51.5 million compared to the nine months ended September 30, 2024, primarily reflecting:

•a $36.9 million increase in the Rockies, primarily due to increased volume throughput; and
•a $14.8 million increase in the Mid-Con, primarily related to increased volume throughput as a result of the Tall Oak Acquisition.
Costs and Expenses. Total costs and expenses increased $31.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Total costs and expenses increased $7.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $9.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Cost of natural gas and NGLs increased $21.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Operation and Maintenance. Operation and maintenance expense increased $13.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 primarily as a result of the Tall Oak Acquisition and the Moonrise Acquisition, partially offset by the disposition of our Mountaineer Midstream system.
Operation and maintenance expense increased $38.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily as a result of the Tall Oak Acquisition and the Moonrise Acquisition, partially offset by the disposition of our Mountaineer Midstream system.
Long-lived asset impairments. During the quarterly period ended March 31, 2024, we recognized an impairment charge of $67.9 million in connection with the Mountaineer Transaction.
Interest Expense. Interest expense decreased $1.5 million for the three months ended September 30, 2025, compared to three months ended September 30, 2024.
Interest expense decreased $24.4 million for the nine months ended September 30, 2025, compared to nine months ended September 30, 2024, primarily due to $44.2 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively and $12.0 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $43.7 million of increased borrowing costs in connection with the issuance of the 2029 Secured Notes in July 2024 and January 2025.
Income Tax. For the nine months ended September 30, 2025, the Company recorded a tax expense of $0.1 million. The income tax expense was the result of the Company’s Up-C tax structure, which results in the allocation of income from SMLP to SMC, in which SMC records a provision for income taxes. For the year ended December 31, 2025, the Company expects to generate a tax net operating loss.

Segment Overview for the Three and Nine Months Ended September 30, 2025 and 2024
Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	158	128	23%	145	127	14%
Aggregate average daily throughput - liquids (Mbbl/d)	72	70	3%	75	73	3%
Natural gas. Natural gas volume throughput increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily reflecting 68 new well connections that came online subsequent to September 30, 2024, additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Liquids. Liquids volume throughput increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to 28 new well connections that came online subsequent to September 30, 2024 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$16,394	$15,302	7%	$48,742	$48,141	1%
Natural gas, NGLs and condensate sales	66,234	47,733	39%	179,832	142,917	26%
Other revenues	4,435	4,615	(4)%	14,595	12,044	21%
Total revenues	87,063	67,650	29%	243,169	203,102	20%
Costs and expenses:
Cost of natural gas and NGLs	38,089	28,029	36%	108,801	87,139	25%
Operation and maintenance	16,897	12,088	40%	46,471	37,159	25%
General and administrative	1,331	1,050	27%	4,477	3,532	27%
Depreciation and amortization	10,453	9,143	14%	30,917	27,178	14%
Integration costs	65	—	*	65	—	*
(Gain) loss on asset sales, net	(6)	(6)	—%	(6)	30	(120)%
Long-lived asset impairment	—	—	—%	71	20	255%
Total costs and expenses	66,829	50,304	33%	190,796	155,058	23%
Add:
Depreciation and amortization	10,453	9,143		30,917	27,178
Integration costs	65	—		65	—
Adjustments related to capital reimbursement activity	(1,747)	(1,645)		(5,151)	(4,702)
(Gain) loss on asset sales, net	(6)	(6)		(6)	30
Long-lived asset impairment	—	—		71	20
Other	—	12		834	12
Segment adjusted EBITDA	$28,999	$24,850	17%	$79,103	$70,582	12%
* Not considered meaningful

Three and nine months ended September 30, 2025. Segment adjusted EBITDA increased $4.1 million and $8.5 million, compared to the three and nine months ended September 30, 2024, respectively, primarily as a result of margin mix and the Moonrise Acquisition.
The Company is providing the below additional financial and operational details for its liquids related activities within its Rockies segment (in thousands):

Rockies liquids	Three Months Ended
	2024				2025
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Gathering services and related fees	$12,534	$12,174	$11,495	$11,423	$11,703	$12,272	$12,204
MVC shortfall payments in gathering services and related fees	—	—	—	—	—	—	—
Gathering services and related fees included in costs of goods sold	114	139	119	249	77	130	147
Adjustments related to capital reimbursement activity	(51)	(51)	(148)	(124)	(124)	(124)	(124)

The Company is providing below additional financial and operational details for its natural gas and other related activities within its Rockies segment (in thousands):

Rockies natural gas and other	Three Months Ended
	2024				2025
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Gathering services and related fees	$3,982	$4,149	$3,807	$3,655	$4,342	$4,031	$4,190
MVC shortfall payments in gathering services and related fees	790	(118)	426	458	572	(9)	2
Gathering services and related fees included in costs of goods sold	11,060	11,254	13,336	14,357	13,202	14,144	15,544
Adjustments related to capital reimbursement activity	(1,418)	(1,537)	(1,497)	(1,522)	(1,590)	(1,566)	(1,624)

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Average daily throughput (MMcf/d) (Double E)	712	661	8%	686	559	23%
Volume throughput for Double E increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024.
The following table presents the MVC quantities that Double E’s shippers have contracted to with firm transportation service agreements and related negotiated rate agreements. excluding a new precedent agreement for 100 MMcf/d of firm capacity with an expected in-service during the fourth quarter of 2026 and a 10-year term:

(Amounts in MMBTU/day)	Weighted average MVC quantities for the year ended December 31,
2025	1,068,630
2026	1,115,000
2027	1,115,000
2028	1,115,000
2029	1,115,000
2030	1,115,000
2031	1,009,521
2032	240,000
2033	240,000
2034	105,753
2035	9,863

Financial data for our Permian reportable segment follows.

	Permian
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Other revenues	$910	$910	—%	$2,731	$2,731	—%
Total revenues	910	910	—%	2,731	2,731	—%
Costs and expenses:
General and administrative	54	24	125%	154	117	32%
Total costs and expenses	54	24	125%	154	117	32%
Add:
Proportional adjusted EBITDA for Double E	7,819	7,586	3%	22,668	20,820	9%
Segment adjusted EBITDA	$8,675	$8,472	2%	$25,245	$23,434	8%
*Not considered meaningful
Three and nine months ended September 30, 2025. Segment adjusted EBITDA increased $0.2 million and $1.8 million, respectively, compared to the three and nine months ended September 30, 2024, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Aggregate average daily throughput (MMcf/d)	259	284	(9%)	263	295	(11%)
Volume throughput decreased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily as a result of natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$15,417	$17,604	(12%)	$46,794	$56,054	(17%)
Natural gas, NGLs and condensate sales	319	510	(37%)	1,857	2,124	(13%)
Other revenues	2,905	1,492	95%	5,387	3,971	36%
Total revenues	18,641	19,606	(5%)	54,038	62,149	(13%)
Costs and expenses:
Cost of natural gas and NGLs	134	219	(39)%	676	895	(24)%
Operation and maintenance	5,648	6,011	(6)%	17,968	17,435	3%
General and administrative	337	319	6%	987	932	6%
Depreciation and amortization	9,379	10,524	(11%)	30,476	31,521	(3)%
(Gain) loss on asset sales, net	126	—	*	126	(8)	*
Total costs and expenses	15,624	17,073	(8)%	50,233	50,775	(1%)
Add:
Depreciation and amortization	9,379	10,524		30,476	31,521
Adjustments related to capital reimbursement activity	(63)	(298)		133	(2,211)
(Gain) loss on asset sales, net	126	—		126	(8)
Other	50	72		229	236
Segment adjusted EBITDA	$12,509	$12,831	(3%)	$34,769	$40,912	(15%)
________
*Not considered meaningful
Three and nine months ended September 30, 2025. Segment adjusted EBITDA decreased $0.3 million and $6.1 million, respectively, compared to the three and nine months ended September 30, 2024 primarily related to contractual step-downs.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follows.

	Mid-Con
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	508	255	99%	500	212	136%
Volume throughput increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily as a result of the Tall Oak Acquisition and 32 new well connections that came online subsequent to September 30, 2024 and the resumption of previous production curtailments associated with reductions in commodity pricing.
Financial data for our Mid-Con reportable segment follows.

	Mid-Con
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$33,548	$11,107	202%	$98,170	$28,165	249%
Natural gas, NGLs and condensate sales	4,526	—	*	15,062	253	5,853%
Other revenues (1)	2,195	3,142	(30%)	6,627	6,625	—%
Total revenues	40,269	14,249	183%	119,859	35,043	242%
Costs and expenses:
Cost of natural gas and NGLs	(86)	—	*	9	—	*
Operation and maintenance	15,817	6,546	142%	46,692	15,982	192%
General and administrative	548	321	71%	1,667	967	72%
Depreciation and amortization	8,616	3,841	124%	24,839	11,481	116%
Integration costs	706	—	*	2,042	—	*
Total costs and expenses	25,601	10,708	139%	75,249	28,430	*
Add:
Depreciation and amortization	8,851	4,076		25,543	12,185
Integration costs	706	—		2,042	—
Adjustments related to capital reimbursement activity	(669)	(339)		(1,337)	(1,000)
Other	—	—		55	—
Segment adjusted EBITDA	$23,556	$7,278	224%	$70,913	$17,798	298%
________
*Not considered meaningful
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and nine months ended September 30, 2025. Segment adjusted EBITDA increased $16.3 million and $53.1 million, compared to the three and nine months ended September 30, 2024, respectively, primarily as a result of the Tall Oak Acquisition and increased volume throughput discussed above.

Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	—	—	*	—	269	*
Average daily throughput (MMcf/d) (Ohio Gathering)	—	—	*	—	283	*
* Not considered meaningful
On March 22, 2024, we completed the disposition of Summit Utica, the owner of our equity method investment, Ohio Gathering, and on May 1, 2024, we completed the disposition of our Mountaineer Midstream system.
Financial data for our Northeast reportable segment follows.

	Northeast
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$—	$—	*	$—	$18,851	*
Total revenues	—	—	*	—	18,851	*
Costs and expenses:
Operation and maintenance	—	—	*	—	2,259	*
General and administrative	—	—	*	—	220	*
Depreciation and amortization	—	—	*	—	4,248	*
Gain on asset sales, net	—	—	*	—	(21)	*
Long-lived asset impairment	—	—	*	—	67,916	*
Total costs and expenses	—	—	*	—	74,622	*
Add:
Depreciation and amortization	—	—		—	4,248
Adjustments related to capital reimbursement activity	—	—		—	—
Gain on asset sales, net	—	—		—	(21)
Long-lived asset impairment	—	—		—	67,916
Proportional adjusted EBITDA for Ohio Gathering (1)	—	—		—	14,282
Other	—	—		—	(20)
Segment adjusted EBITDA	$—	$—	*	$—	$30,634	*
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

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2025 and 2024
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
	(In thousands)			(In thousands)
Costs and expenses:
General and administrative	$10,889	$10,705	2%	$37,990	$35,600	7%
Transaction costs	1,429	2,094	(32)%	5,283	13,156	(60)%
Acquisition integration costs	890	—	*	4,953	40	*
Interest expense	24,191	25,712	(6)%	70,592	95,015	(26)%
________
* Not considered meaningful
General and administrative. General and administrative expenses increased by $0.2 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. For the nine months ended September 30, 2024 the increase is primarily due to increased professional and legal expenses and $2.1 million of corporate severance expense.
Transaction costs. Transaction costs during the three and nine months ended September 30, 2025 and 2024 were primarily related to the Moonrise Acquisition and Utica Sale, respectively.
Acquisition integration costs. Acquisition and integration costs in 2025 are primarily related to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition.
Interest Expense. Interest expense decreased $1.5 million for the three months ended September 30, 2025, compared to three months ended September 30, 2024.
Interest expense decreased $24.4 million for the nine months ended September 30, 2025, compared to nine months ended September 30, 2024, primarily due to $44.2 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively and $12.0 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024, partially offset by $43.7 million of increased borrowing costs in connection with the issuance of the 2029 Secured Notes in July 2024 and January 2025.
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
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2025.

Summit Midstream Corporation Tax Structure. We operate the Company in an Up-C tax structure whereby the Company owns 65% of SMLP as of September 30, 2025 and Tailwater Capital owns the remaining 35% of SMLP as a noncontrolling interest. If on September 30, 2025, Tailwater Capital converted their 6.5 million SMLP partnership units and 6.5 million Class B shares for the Company’s common stock, the following adjustments would occur to the Company’s balance sheet and common shares outstanding.

	September 30, 2025	Hypothetical Conversion	Post Conversion
Total Assets	$2,413,514	$—	$2,413,514
Total Liabilities and Equity	$2,413,514	$—	$2,413,514

Outstanding Share Summary	September 30, 2025	Hypothetical Conversion	Post Conversion
Common Stock	12,261,954	6,524,467	18,786,421
Class B Common Stock	6,524,467	(6,524,467)	—
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2025, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $0.8 million, and (ii) letters of credit outstanding against our Permian Transmission Credit Facilities aggregating to $13.0 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the Permian Transmission Credit Facilities. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of September 30, 2025, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) and the Interest Coverage Ratio was 0.57:1.00 and 2.73:1.00, respectively.

Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement, with SMLP, consisting of a $500.0 million asset-based revolving credit facility. As of September 30, 2025, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of September 30, 2025, there was $150.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $349.2 million after giving effect to the issuance thereunder of $0.8 million of outstanding but undrawn irrevocable standby letters of credit.
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029. The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of September 30, 2025, the outstanding balance of the 2029 Secured Notes was $825.0 million.
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
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$79,920	$40,124
Net cash provided by (used in) investing activities	(143,723)	659,412
Net cash provided by (used in) financing activities	67,050	(571,815)
Net change in cash, cash equivalents and restricted cash	$3,247	$127,721
Operating activities.
Cash flows provided by operating activities for the nine months ended September 30, 2025 primarily reflected:
•a net income of $5.4 million plus positive adjustments of $105.9 million for non-cash operating items; and
•a $31.4 million change in working capital accounts.
Cash flows provided by operating activities for the nine months ended September 30, 2024 primarily reflected:
•a net loss of $88.4 million plus adjustments of $158.6 million for non-cash operating items; and
•a $30.1 million change in working capital accounts.

Investing activities.
Cash flows used by investing activities during the nine months ended September 30, 2025 primarily reflected:
•$70.0 million of cash outflows from cash consideration paid for the acquisition of Moonrise, net of cash acquired in the transaction; and
•$69.9 million of cash outflows for capital expenditures.
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
Financing activities.
Cash flows provided by financing activities during the nine months ended September 30, 2025 primarily reflected:
•$285.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$12.3 million of cash outflows for repayments on the Permian Transmission Term Loan;
•$10.1 million of cash outflows for Distributions to Series A Preferred Shareholders;
•$258.4 million of cash inflows from the issuance of the Additional 2029 Secured Notes; and
•$130.0 million of cash inflows from borrowings on the Amended and Restated ABL Facility.
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
For the nine months ended September 30, 2025, cash paid for capital expenditures totaled $69.9 million which included $13.3 million of maintenance capital expenditures. For the nine months ended September 30, 2025, we contributed $3.8 million to Double E.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2025, there were no material changes to the off-balance sheet obligations disclosed in our 2024 Annual Report.
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
•the effects of a prolonged government shutdown;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2024. As of September 30, 2025, we had approximately $825.0 million principal of fixed-rate debt, $150.0 million outstanding under our variable rate Amended and Restated ABL Facility and $117.0 million outstanding under the variable rate Permian Transmission Term Loan (see Note 8 - Debt). As of September 30, 2025, we had $105.3 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the three and nine months ended September 30, 2025, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $0.7 million and $2.0 million, respectively, assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility or Permian Transmission Term Loan. For additional information, see the “Interest Rate Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2024 Annual Report and updates to our risk factors included herein.
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
Item 4. Controls and Procedures.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2025 and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years, of which we have paid principal amounts of $24.4 million as of September 30, 2025.
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
We did not sell any unregistered equity securities during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, the following directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.
James D. Johnston, the Company’s Executive Vice President, General Counsel and Chief Compliance Officer, entered into a Rule 10b5-1 trading arrangement adopted effective May 30, 2025 providing for the sale from time to time of an aggregate of up to 14,000 shares of our common stock subject to limit price, no-sale periods, monthly quantity limits, and a selling start date no earlier than September 28, 2025. No transactions have occurred under the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 1, 2026, or earlier expiration if all transactions under the trading arrangement are completed.
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

Summit Midstream Corporation
(Registrant)

November 10, 2025	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)