Form 10-K
period 2025-12-31
Summit Midstream Corp
filed 2026-03-16
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐    Yes      ☒    No
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was $300,292,924.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	As of March 15, 2026
Common Stock, par value $0.01 per share	12,440,219
Class B Common Stock, par value $0.01 per share	6,524,467
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Investors are cautioned that certain statements contained in this report as well as in periodic press releases and certain oral statements made by our officers and employees during our presentations are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions, or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” In addition, any statement concerning future financial performance (including future revenues, earnings, or growth rates), ongoing business strategies or prospects, and possible actions taken by us or our subsidiaries are also forward-looking statements. These forward-looking statements involve various risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors included in this Annual Report on Form 10-K (this “Annual Report”).
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
•natural disasters, accidents, weather-related delays, casualty losses, and other matters beyond our control;
•the current and potential future impact of pandemics on our business, results of operations, financial position, or cash flows;
•operational risks and hazards inherent in the transmission, gathering, compression, treating and/or processing of natural gas, crude oil and produced water;
•our ability to comply with the terms of the agreements comprising the Global Settlement;
•weather conditions and terrain in certain areas in which we operate;
•physical and financial risks associated with climate change;
•any other issues that can result in deficiencies in the design, installation or operation of our transmission, gathering, compression, treating, processing and freshwater facilities;

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
•the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state, and local restrictions or requirements applicable to oil and/or gas drilling, production or transportation;
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

Risk Factors Summary
This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.
Our business is subject to the following principal risks and uncertainties:
Risks Related to Our Operations
•We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay dividends to holders of our Series A Preferred Stock and common stock.
•We depend on a relatively small number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, or the curtailment of production by, any one or more of our customers could materially adversely affect our revenues, cash flows, and results of operations.
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
•Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
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
•Restrictions in the New Permian Transmission Facility, the indenture governing the 2029 Secured Notes and the Amended and Restated ABL Facility could materially adversely affect our business, financial condition, results of operations and ability to make cash dividends.

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
•We are subject to FERC jurisdiction, federal anti-market manipulation laws and regulations, potentially other federal regulatory requirements and state, and local regulation and could be materially affected by changes in such laws and regulations, or in the way they are interpreted and enforced.
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

ORGANIZATIONAL CHART
The following chart provides a summarized view of our legal entity structure as of December 31, 2025:

• Class A Common Shares
• Series A Preferred Shares
Shareholders
Summit Midstream Corporation (NYSE: SMC)
Tailwater Entities (3)(4)
• Through open market repurchases, the Tailwater Entities own 146,479 common shares of Summit Midstream Corporation
• The Tailwater Entities own 6,524,467 Class B Common shares of Summit Midstream Corporation at December 31, 2025
• The Tailwater Entities own 6,524,467 common units of Summit Midstream Partners at December 31, 2025
Summit Midstream Partners, LP (4)
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
(2) Unrestricted subsidiaries
(3) Tailwater Entities include Tailwater Energy Fund III, LP and Tall Oak Midstream Investments, LLC
(4) At December 31, 2025, Summit Midstream Partners, LP was owned ~65% by Summit Midstream Corporation and ~35% by the Tailwater Entities

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
$215.0 million aggregate principal amount of the outstanding 2026 Secured Notes, pursuant to which $6.9 million aggregate principal amount of the 2026 Secured Notes was tendered and validly accepted, which settled on June 6, 2024

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

Amended and Restated ABL Facility	the asset-based lending credit facility governed by the Amended and Restated ABL Agreement

ABL Facility	the additional $85.0 million of 2026 Secured Notes issued in November 2022 in connection with the 2022 DJ Acquisitions
AMI	area of mutual interest; AMIs require that any production from wells drilled by our customers within the AMI be shipped on and/or processed by our gathering systems
ASC	Accounting Standards Codification
associated natural gas	a form of natural gas which is found with deposits of petroleum, either dissolved in the crude oil or as a free gas cap above the crude oil in the reservoir
ASU	Accounting Standards Update
Audit Committee	the audit committee of the Board of Directors
Bbl	one barrel; used for crude oil and produced water and equivalent to 42 U.S. gallons
Bcf	one billion cubic feet
Bcf/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

BLM	Bureau of Land Management
Board of Directors	the board of directors of Summit Midstream Corporation
CAA	Clean Air Act
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act
CEA	Commodity Exchange Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFTC	Commodity Futures Trading Commission
Class B Common Stock	Class B common stock of the Company, par value $0.01 per share
common stock	common stock of the Company, par value $0.01 per share
Compensation Committee	the compensation committee of the Board of Directors
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions
Corporate Reorganization
the August 1, 2024 consummation of a transaction that resulted in SMLP becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation (taxed as a C-corporation)

Corps	U.S. Army Corps of Engineers
CWA	Clean Water Act

DFW Midstream	DFW Midstream Services LLC
DJ Basin	Denver-Julesburg Basin
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOI	U.S. Department of the Interior
DOJ	U.S. Department of Justice
DOT	U.S. Department of Transportation
Double E	Double E Pipeline, LLC
Double E Pipeline	a 135 mile, 1.6 Bcf/d, FERC-regulated interstate natural gas transmission pipeline provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Dth/d	one million British Thermal Units per day
EPA	Environmental Protection Agency
Epping	Epping Transmission Company, LLC
Epping Pipeline	an interstate crude oil pipeline in North Dakota, owned and operated by Epping
EPS	earnings or loss per share
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
FTC	Federal Trade Commission
Fundare	Fundare Resources Company, LLC
GAAP	accounting principles generally accepted in the United States of America
GDPR	European Union General Data Protection Regulation
General Partner	Summit Midstream GP, LLC
GHG	greenhouse gas(es)
Grand River	Grand River Gathering, LLC

hub	geographic location of a storage facility and multiple pipeline interconnections
ICA	Interstate Commerce Act
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
the Notice of Reaffirmation

IRA	Inflation Reduction Act
IRS	Internal Revenue Service
IT	information technology
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
MAOP	Maximum Allowable Operating Pressure
Mbbl/d	one thousand barrels per day
MDTQ	maximum daily transportation quantity
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBtu	metric million British thermal units
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
MMcfe/d	the equivalent of one million cubic feet per day; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids
Moonrise	Moonrise Midstream, LLC
Moonrise Acquisition	the acquisition of Moonrise from Fundare for approximately $90.0 million, consisting of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company
Mountaineer Midstream	Mountaineer Midstream Company, LLC
Mountaineer Transaction	the sale of the Mountaineer Midstream system to Antero Midstream LLC for a cash sale price of $70 million, subject to customary post-closing adjustments
MVC	minimum volume commitment
NAAQS	national ambient air quality standard

NEPA	National Environmental Policy Act
New Permian Transmission Facility	the March 16, 2026, $440.0 million refinancing of the Permian Transmission Credit Facilities and the Permian Term Loan Facility, in the form of a new term loan facility
NDIC	North Dakota Industrial Commission
NGA	Natural Gas Act
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane, and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

NGPA	Natural Gas Policy Act of 1978
Niobrara G&P	Niobrara Gathering and Processing system
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

Tall Oak Parent	Tall Oak Midstream Holdings, LLC
Tcfe	the equivalent of one trillion cubic feet
the Company	Summit Midstream Corporation and its subsidiaries
throughput volume	the volume of natural gas, crude oil, or produced water gathered, transported, or passing through a pipeline, plant, or other facility during a particular period; also referred to as volume throughput
U.S.	United States of America
unconventional resource basin	a basin where natural gas or crude oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, for instance, natural gas produced from shale formations and coalbeds; also referred to as an unconventional resource play

Up-C tax structure	a corporate structure that consists of a public C Corporation (PubCo) and an operating partnership (OpCo), which acts as the subsidiary.
Utica Sale	the sale of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments
VOC	volatile organic compound(s)
wellhead	the equipment at the surface of a well, used to control the well’s pressure; also, the point at which the hydrocarbons and water exit the ground

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
Our Business Strategies
We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in production basins, including the Williston Basin, DJ Basin, Barnett Shale, Piceance Basin, Permian Basin, and the Arkoma Basin. Our primary business objective is to maximize cash flow and provide cash flow stability for our stakeholders while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:
•Capital structure optimization. We seek to maximize stakeholder value. Our capital structure currently consists of common equity (including the Company’s common stock and Class B common stock and associated Partnership Common Units of SMLP), preferred equity, and indebtedness that is comprised of debt securities and borrowings under our revolving credit facilities, a portion of which is secured by substantially all of our assets. We intend to optimize our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic capital markets transactions, asset acquisitions (such as the Moonrise Acquisition), or asset divestitures with the objective of increasing long-term stakeholder value.
•Portfolio management. We seek to maximize stakeholder value by strategically managing our portfolio of midstream assets and allocating capital based on appropriate risk-informed cash flow assumptions. This may include value enhancing acquisitions (such as the Moonrise Acquisition) or opportunistic divestitures, re-allocation of capital to new or existing areas, and development of joint ventures (such as Double E) involving our existing midstream assets or new investment opportunities.
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
•Continuing to prioritize safe and reliable operations. We believe that providing safe, reliable, and efficient operations is a key component of our business strategy. We place a strong emphasis on employee training, operational procedures, and enterprise technology, and we intend to continue promoting a high standard with respect to the efficiency of our operations and the safety of all of our constituents.

Recent Developments and Highlights
The following is a brief listing of significant developments and highlights for the year ended December 31, 2025, and up through the filing date of this Form 10-K. Additional information regarding these items may be found elsewhere in this Annual Report.
•Moonrise Acquisition. On March 10, 2025, we completed the acquisition of Moonrise Midstream, LLC (the “Moonrise Acquisition”) from Fundare Resources Company, LLC for approximately $90.0 million, consisting of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of our common stock. The Moonrise Acquisition expanded our existing footprint in the DJ Basin and provides our DJ Basin customers with additional processing capacity and flow assurance. The Moonrise Acquisition represents the continued execution of our consolidation efforts in the DJ Basin.
•Resumption of Series A Preferred Stock Dividend. On February 28, 2025, we announced that our Board of Directors approved the resumption of a quarterly cash dividend on our Series A Preferred Stock. During 2025, we paid $13.4 million of dividends on our Series A Preferred Stock. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026.
•Integration of acquired businesses. We spent significant time throughout 2025 integrating both the Moonrise Acquisition and the Tall Oak Acquisition into our existing operations. Activities included conforming the acquired businesses to our operating policies and procedures and attaining acquisition synergies, including rationalizing compression equipment.
•Commercial success. During 2025, we executed several new commercial agreements with both existing and new customers, including a 10-year extension of a gathering agreement with a key customer in the Williston Basin and a new 15-year agreement with a key customer in the Williston Basin. Additionally, in 2025 Double E executed a new precedent agreement for 100 MMcf/d of firm capacity tied to an expansion of a processing plant located in Lea County, New Mexico. Subsequent to December 31, 2025, Double E (i) executed an agreement which includes 210 MMcf/d of firm capacity, with the first tranche of volume set to begin flowing in the fourth quarter of 2026, and an 11-year term and (ii) executed an agreement which includes 230 MMcf/d of firm capacity, with the first tranche of volume set to begin flowing in the fourth quarter of 2027, and over an 11-year term.
•Summit Permian Transmission and Permian Holdco Refinancing. In March 2026, we completed a $440.0 million refinancing of our Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility with a maturity in March 2031. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments, and a $50.0 million uncommitted incremental facility. The use of proceeds of the New Permian Transmission Facility includes, among other things, repayment in full of the Permian Transmission Credit Facilities and redemption in full of the outstanding Subsidiary Series A Preferred Units. In connection with the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
Our Midstream Assets
Our midstream assets primarily gather natural gas produced from pad sites, wells and central receipt points connected to our systems. Gathered natural gas volumes are then compressed, dehydrated, treated, and/or processed for delivery to downstream pipelines serving end users. We also contract with producers to gather crude oil and produced water from wells connected to our systems for delivery to downstream pipelines and to third-party rail terminals in the case of crude oil and to third-party disposal wells in the case of produced water. We generally refer to most of the services our systems provide as gathering services. We also provide natural gas transmission services via the Double E Pipeline, a long-haul natural gas pipeline in which we indirectly own a 70% equity interest and serve as the pipeline’s operator. The Double E Pipeline provides natural gas transportation services from multiple receipt points in the Permian Basin to various delivery points in and around the Waha hub in Texas.

Reportable Segments. As of December 31, 2025, our reportable segments are below along with management’s categorization of the primary commodity driving customer drilling and completion decisions for each segment:
Oil price driven. Our cash flows in the Rockies and Permian segments are primarily influenced by the prevailing price of crude oil because the drilling and completion decisions by our customers in these segments are based on well economics most heavily tied to crude oil prices. Our customers’ decisions to drill and complete wells in these segments therefore result in higher volume throughput and cash flows for our midstream assets in which we collect fees for gathering or processing hydrocarbons, gathering produced water, or transporting residue natural gas.
•Rockies – Includes our midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes our equity method investment in Double E.
Natural gas price driven. Our cash flows in the Piceance and Mid-Con segments are primarily influenced by the prevailing price of natural gas because the drilling, completion, and recompletion decisions by our customers in these segments are based on well economics most heavily tied to natural gas and NGL prices. Our customers’ decisions to drill, complete or recomplete wells in these segments therefore result in higher throughput and cash flows for those segments in which we collect fees for gathering and/or processing natural gas.
•Mid-Con – Includes our midstream assets located in the Barnett Shale and the Arkoma Basin.
•Piceance – Includes our midstream assets located in the Piceance Basin.
Industry Overview and Commercial Arrangements
We compete with other midstream companies, producers, and intrastate and interstate pipelines. Competition for volumes is primarily based on reputation, commercial terms, acreage dedications, service levels, access to end-use markets, geographic proximity of existing assets to a producer’s acreage, and available gathering and processing capacity. We may also face competition to gather production outside of our AMIs and attract producer volumes to our gathering systems.
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
The significant features of our transportation and gathering and processing agreements, and the gathering and transportation systems to which they relate, are discussed in more detail below. For additional operating and financial performance information, on a consolidated basis and by reportable segment, see the “Results of Operations” section in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Areas of Mutual Interest. The vast majority of our gathering and processing agreements contain AMIs, some of which extend through 2040. The AMIs generally require that any production by our customers within the AMIs will be gathered and/or processed by our assets. In general, our customers have not leased acreage that cover our entire AMIs but, to the extent that they have leased acreage within our AMI, or lease additional acreage within our AMIs, any production from wells within that AMI will be dedicated to our systems.
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
Our AMIs cover approximately 5.9 million surface acres in the aggregate.
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

As of December 31, 2025, we had remaining MVCs totaling 0.1 Tcfe, our MVCs had a weighted-average remaining life of 2.0 years, and these MVC’s average approximately 43 MMcfe/d through 2029.
For additional information on our MVCs, see Note 4 – Revenue and Note 8 – Deferred Revenue to the consolidated financial statements.
Throughput and Commodity Price Exposure. Our financial results are primarily driven by volume throughput across our gathering systems and by expense management. During 2025, aggregate natural gas volume throughput averaged 904 MMcf/d and crude oil and produced water volume throughput averaged 73 Mbbl/d. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure, which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk or volatility. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con customers, (iii) the sale of condensate we retain from our gathering services in the Rockies, Mid-Con and Piceance segments and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. During the year ended December 31, 2025, these additional activities accounted for approximately 48% of total revenues.
Equity Method Investment – Double E. We have an equity method investment in the Double E Pipeline, a 1.6 Bcf/d FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. We are the operator of the joint venture and have made all required capital contributions to Double E. As of December 31, 2025, the Company owns a 70% interest in Double E. A subsidiary of ExxonMobil Corporation is our joint venture partner and owns the remaining 30%.
Equity Method Investment – Ohio Gathering. Through March 22, 2024, we owned an equity method investment in Ohio Gathering, which was comprised of a natural gas gathering system and condensate stabilization facility located in the core of the Utica Shale in southeastern Ohio. On March 22, 2024, we completed the disposition of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments. Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in OGC, (ii) approximately 38% of the issued and outstanding equity interests in OCC (together with OGC, Ohio Gathering) and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.

Overview of our Segments
The following provides an overview of our reportable segments as of December 31, 2025.
Rockies.
The following table provides operating information regarding our Rockies reportable segment as of December 31, 2025.

	Aggregate throughput capacity - liquids (Mbbl/d)	Aggregate throughput capacity - natural gas (MMcf/d)	Average daily MVCs through 2030 (MMcf/d)	Remaining MVCs (Bcfe)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Rockies - Williston	225	n/a	n/a	n/a	7.3	n/a
Rockies - DJ (1)	146	335	9	39	5.9	2.6
______________________________________________
(1)Capacity of 335 MMcf/d represents nameplate processing capacity. Operational capacity is estimated at approximately 235 MMcf/d. Weighted average remaining life excludes interruptible off-load contracts.
AMIs for the Rockies reportable segment total approximately 2.6 million surface acres in the aggregate.
Our Rockies reportable segment is comprised of our Polar and Divide system and the Niobrara G&P system.
Polar and Divide system. The Polar and Divide system, which is located primarily in Williams and Divide counties in northwestern North Dakota, owns, operates, and is currently developing crude oil and produced water gathering systems and transmission pipelines serving multiple customers that are targeting crude oil production from the Bakken and Three Forks shale formations. The Polar and Divide system is underpinned by long-term, fee-based gathering agreements, which include acreage dedications. Chord Energy Corporation, Kraken Resources, Formentera, and Zavanna LLC are the key customers of the Polar and Divide system. Crude oil that is gathered by the Polar and Divide system is delivered to interconnects with (i) the Dakota Access Pipeline, (ii) the COLT Hub rail facility and (iii) Enbridge Inc’s North Dakota Pipeline System. Produced water is delivered to third-party or producer owned disposal facilities.
Niobrara G&P system. The Niobrara G&P system is located in rural Weld, Morgan and Logan Counties, and in Cheyenne County of Nebraska. Weld County is the largest crude oil and natural gas producing county in Colorado. Gathering and processing services on the Niobrara G&P system are provided pursuant to long-term, fee-based, and percentage of proceeds agreements with producers that are primarily targeting crude oil production from the Niobrara and Codell shale formations. As of December 31, 2025, Bison Oil and Gas IV, Chevron Corporation, SM Energy Company, Fundare and Verdad Resources are the key customers of the Niobrara G&P system and have underpinned our volume throughput with acreage dedications and MVCs.
The Niobrara G&P system operates a low-pressure associated natural gas gathering system, and natural gas processing plants with processing capacity of up to 335 MMcf/d.
Residue gas can be delivered to the Cheyenne Plains, Colorado Interstate Gas, Tallgrass Interstate Gas Transmission, Trailblazer Pipeline and Southern Star and processed NGLs are delivered to the Overland Pass Pipeline and the P66 NGL System.
Additionally, the system has discrete freshwater infrastructure that consists of 19 water wells and other infrastructure to provide its customers with up to approximately 55,000 barrels per day of fresh water for well completion activities. The crude gathering system includes approximately 55 miles of gathering pipeline with delivery into the Pony Express pipeline.

Permian.
The following table provides operating information regarding our Permian reportable segment as of December 31, 2025.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2030 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Double E (1)	1,600	1,115	2,621	6.4	6.6
______________________________________________
(1) Presented on a gross basis. Existing MVC’s contractually increased to 1.0 Bcf/d beginning in November 2024. As of December 31, 2025, we owned a 70% interest in Double E.
Double E. The Double E Pipeline is a 135 mile FERC-regulated interstate natural gas transmission pipeline that commenced operations in November 2021 and provides transportation service from receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. Double E is underpinned by 1.1 Bcf/d of long-term take-or-pay contracts with ExxonMobil Corporation, ConocoPhillips Company, EOG Resources Inc. and Matador Resources Company.
In 2021, we entered into negotiated rate agreements with an average term of 10 years from the in-service date of the pipeline, which occurred on November 18, 2021 and with total MDTQs that increase from 585,000 Dth/d during the first year of the agreement to 1,000,000 Dth/d in the fourth year, which equates to approximately 63% of its estimated capacity of 1,600,000 Dth/d.
Volume throughput is received from multiple processing plants, including ONEOK’s Lobo plant, San Mateo’s Marlan plant, XTO Energy’s Cowboy plant, Targa Resources Corp.’s Roadrunner plant, San Mateo’s Black River plant, and Energy Transfer’s Carlsbad plant, EOG Resources Inc.’s Janus plant and the Janus Processing Plant. In 2025, Double E executed a new precedent agreement with Producers Midstream for 100 MMcf/d of firm capacity on the Double E Pipeline with an expected in-service date during the fourth quarter of 2026 and a 10-year term.
Subsequent to December 31, 2025, Double E (i) executed an agreement which includes 210 MMcf/d of firm capacity, with the first tranche of volume set to begin flowing in the fourth quarter of 2026, and an 11-year term and (ii) executed an agreement which includes 230 MMcf/d of firm capacity, with the first tranche of volume set to begin flowing in the fourth quarter of 2027, and over an 11-year term.
We own 70% of Double E and operate the pipeline.

Mid-Con.
The following table provides operating information regarding our Mid-Con reportable segment as of December 31, 2025.

	Throughput capacity (MMcf/d)	Average daily MVCs through 2030 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Mid-Con	890	n/a	n/a	7.1	n/a
AMIs for the Mid-Con reportable segment cover approximately 2.9 million surface acres.
Our Mid-Con reportable segment is comprised of the DFW Midstream and the Tall Oak systems.
DFW Midstream system. The DFW Midstream system is primarily located in southeastern Tarrant County, in north-central Texas near the Dallas-Fort Worth metroplex. We consider this area to be the core of the Barnett Shale because of the quality of the geology and the high production profile of the wells drilled to date in our service area. The DFW Midstream system is underpinned by long-term, fee-based gathering agreements with TotalEnergies Gas & Power North America, Inc. and other customers. TotalEnergies Gas & Power North America, Inc. is the key customer for DFW Midstream.
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
Tall Oak system. Following the Tall Oak Acquisition, we operate assets in central Oklahoma. Gathering and processing services are provided pursuant to long-term, primarily fee-based contracts with producers, that are primarily targeting liquids-rich natural gas production from the Woodford and Caney formations. Volume throughput on the Tall Oak system is underpinned by acreage dedications and Calyx Energy is the key customer.
The Tall Oak system’s residue gas has access to MarkWest’s Arkoma Connector and Energy Transfer’s Enable Oklahoma Intrastate Transmission and Enable Gas Transmission connections. NGL’s have access to ONEOK’s NGL system and Targa’s Grand Prix pipeline.

Piceance.
The following table provides operating information regarding our Piceance reportable segment as of December 31, 2025.

	Aggregate throughput capacity (MMcf/d)	Average daily MVCs through 2030 (MMcf/d)	Remaining MVCs (Bcf)	Weighted-average remaining contract life (Years)	Weighted-average remaining MVC life (Years)
Piceance	1,259	26	48	7.5	0.7
AMIs for the Piceance reportable segment cover approximately 434,000 surface acres in the aggregate.
Our Piceance reportable segment is comprised of our Grand River gathering system.
Grand River system. Grand River is primarily located in Garfield County, one of the largest natural gas producing counties in Colorado. The Grand River system provides natural gas gathering services pursuant to primarily long-term and fee-based agreements with multiple producers, including its key customers, QB Energy, and Flywheel Energy. Volume throughput on the Grand River system is underpinned with acreage dedications and MVCs. The Grand River system is primarily a low-pressure gathering system located in western Colorado that gathers natural gas produced from directional wells targeting the liquids-rich Mesaverde formation. The Grand River system also gathers natural gas produced from the Mancos and Niobrara shale formations. Natural gas gathered and/or processed on the Grand River system is compressed, dehydrated, processed, and/or discharged to downstream pipelines serving (i) the Meeker Processing Complex and (ii) the Williams Processing Complex. Residue gas has access to multiple pipelines and end markets. In addition, certain of our gathering agreements with our customers on the Grand River system permit us to retain, and monetize for our own account, condensate volumes that naturally discharge from the liquids-rich natural gas as it moves across our system.

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
Exploration and production operations are subject to various types of federal, state, and local regulation, including, but not limited to, permitting, well location, methods of drilling, well operations and conservation of resources. While these regulations do not directly apply to our business, they may affect our customers’ ability to produce natural gas.
Regulation of the Gathering and Transportation of Natural Gas and Crude Oil. We believe that the majority of our natural gas pipeline facilities qualify as gathering facilities that are exempt from the jurisdiction of FERC. Our Double E Pipeline, which is an interstate natural gas pipeline located in New Mexico and Texas, and the Epping Pipeline, an interstate crude oil pipeline located in North Dakota and owned and operated by Epping, are subject to FERC’s jurisdiction and oversight pursuant to FERC’s authority under the NGA and the ICA, respectively. Epping and Double E have tariffs on file with FERC.
In addition to approving and regulating the construction and operation of interstate natural gas pipelines, FERC also regulates such pipelines’ rates and terms and conditions of service, including transportation service agreements and negotiated rate agreements.
Under FERC’s ICA jurisdiction, rates for interstate movements of liquids by pipelines are currently regulated primarily through an annual indexing methodology, under which pipelines increase or decrease their existing rates in accordance with a FERC-specified adjustment that sets a rate ceiling. This adjustment, which may be positive or negative in a given year, is subject to review every five years. FERC recently initiated the proceeding to set the index for the five year period commencing on July 1, 2026. FERC has proposed to use the producer price index for finished goods minus 1.42%. This proceeding is currently pending.
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

FERC has jurisdiction over, among other things, the construction, ownership and commercial operation of pipelines and related facilities used in the transportation and storage of natural gas in interstate commerce, including the modification, extension, enlargement, and abandonment of such facilities. FERC also has jurisdiction over the rates, charges and term and conditions of service for the transportation and storage of natural gas in interstate commerce. With respect to transportation rates, FERC exercises its ratemaking authority by applying cost-of-service principles to limit the maximum and minimum levels of tariff-based recourse rates; however, it also allows for discounted or negotiated rates as an alternative to cost-based rates. In addition, FERC regulations also restrict interstate natural gas pipelines from sharing certain transportation or customer information with marketing affiliates and require that the transmission function personnel of interstate natural gas pipelines operate independently of the marketing function personnel of the pipeline or its affiliates.
Pursuant to the NGA, existing interstate natural gas transportation and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate changes and changes to terms and conditions of service proposed by a regulated natural gas interstate pipeline may be protested and such changes can be delayed and may ultimately be rejected by FERC. FERC may also initiate reviews of an interstate pipeline’s rates. Double E currently holds authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum cost-based rates an interstate natural gas pipeline may charge for its services under its tariff; (ii) “discount rates,” which are rates offered by the natural gas pipeline to shippers at discounts vis-à-vis the recourse rates and that fall within the cost-based maximum and minimum rate levels set forth in the natural gas pipeline’s tariff; and (iii) “negotiated rates,” which are rates negotiated and agreed to by the pipeline and the shipper for the contract term that may fall within or outside of the cost-based maximum and minimum rate levels set forth in the tariff and which are individually filed with the FERC for review and acceptance. When capacity is available and offered for sale, the rates (which include reservation, commodity, surcharges, and fixed fuel and lost and unaccounted for charges) and the terms and conditions at which such capacity is sold are subject to regulatory approval and oversight. Any successful challenge by a regulator or shipper in any of these matters could have a material adverse effect on our business, financial condition, and results of operations.
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
Statutory Compliance and Anti-Market Manipulation Rules. We are subject to the anti-market manipulation and penalty provisions in the NGA and the NGPA, as amended by the Energy Policy Act of 2005, which authorize FERC to impose fines of up to approximately $1.5 million per day per violation of the NGA, the NGPA, or their implementing rules, regulations and orders, subject to future adjustments for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in petroleum markets, including the authority to request that a court impose fines of up to approximately $1.5 million per violation, subject to future adjustment for inflation. These agencies have promulgated broad rules and regulations prohibiting fraud and manipulation in oil and gas markets. The CFTC is directed under the CEA to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to statutory authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million per day per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation.
Safety and Maintenance. We are subject to regulation by the DOT, which establishes federal safety standards for the design, construction, operation and maintenance of natural gas and crude oil pipeline facilities. In the Pipeline Safety Act of 1992, Congress expanded the DOT’s regulatory authority to include regulated gathering lines that had previously been exempt from federal jurisdiction. Additional legislation has been passed over the years to reauthorize federal funding for federal pipeline programs, increase penalties for safety violations and establish additional safety requirements. For example, in December 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 became law, reauthorizing PHMSA for funding through 2023 and requiring, among other things, rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. Legislation is currently pending to extend the reauthorization of PHMSA.
The DOT has delegated the implementation of pipeline safety requirements to PHMSA, which has adopted and enforces safety standards and procedures applicable to a limited number of our pipelines. In addition, many states, including the states in which we operate, have adopted regulations that are identical to or more restrictive than existing PHMSA regulations for intrastate pipelines. Among the regulations applicable to us, PHMSA requires pipeline operators to develop integrity management programs for certain pipelines located in high consequence areas, which include high-population areas such as the Dallas-Fort Worth greater metropolitan area where our DFW Midstream system is located. While the majority of our pipelines have historically met the DOT definition of gathering lines, and were thus exempt from the integrity management requirements of PHMSA, we also operate a limited number of pipelines that are subject to the integrity management requirements. Those regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•maintain processes for data collection, integration and analysis;
•repair and remediate pipelines as necessary;
•adopt and maintain procedures, standards, and training programs for control room operations; and
•implement preventive and mitigating actions.
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
PHMSA has also imposed requirements on onshore gas transmission systems and hazardous liquids pipelines in recent years. PHMSA may issue an emergency order without advance notice or opportunity for a hearing; require pipelines to conduct integrity assessments beyond high consequence areas (“HCAs”) to pipelines in “moderate consequence areas”; and require reporting regarding MAOP, including reporting MAOP exceedances, considering seismicity as a risk factor in integrity management and using certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events and added a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. PHMSA also requires natural gas transmission lines to meet certain requirements related to the management of change process, integrity management, corrosion control standards and pipeline inspections, and repairs. In January 2025, PHMSA submitted a final rule to the Federal Register that amends regulations to reduce methane emissions from new and existing gas transmission, distribution and regulated gas gathering pipelines with strengthened leakage survey and patrolling requirements, performance standards for advanced leak detection programs, leak grading and repair criteria with mandatory repair timelines, requirements for mitigation of emissions from blowdowns, pressure relief device design, configuration and maintenance requirements, clarified requirements for investigating failures and expanded reporting requirements. However, before the final rule could be published in the Federal Register,
President Trump issued a “regulatory freeze” executive order. As a result, the final rule was not published in the Federal
Register and has not gone into effect. A bill, H.R. 4818, was introduced in the U.S. House of Representatives in July 2025 to
effectuate the January 2025 final rule. This bill is pending.
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

Environmental Matters
General. Our operation of pipelines and other assets for the gathering, treating, transportation and/or processing of natural gas and the gathering of crude oil and produced water is subject to stringent and complex federal, state, and local laws and regulations relating to the protection of the environment. As an owner or operator of these assets, we must comply with these laws and regulations at the federal, state, and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:
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
Failure to comply with these laws and regulations may trigger administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where substances, hydrocarbons, or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment.
The trend in environmental regulation has historically been to place more stringent requirements, resulting in more restrictions and limitations, on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. We also actively participate in industry groups that help formulate recommendations for addressing existing and future regulations.
The following is a discussion of the material environmental laws and regulations that relate to our business.
Hazardous Substances and Waste. Our operations are subject to environmental laws and regulations relating to the management and release of solid and hazardous wastes and other substances, including hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. Furthermore, the Toxic Substances Control Act and analogous state laws impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate industrial wastes that are subject to the requirements of the RCRA and comparable state statutes. While the RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation, and disposal of hazardous wastes. Although we generate minimal hazardous waste, it is possible that non-hazardous wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and, therefore, be subject to more rigorous and costly disposal requirements. Moreover, from time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for non-hazardous wastes, including natural gas wastes and expansion of the definition of hazardous materials to include new substances, such as per- and polyfluoroalkyl substances.
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
Air Emissions. Our operations are subject to the federal CAA and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and also impose various monitoring, control, and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions, or restrictions on operations and criminal enforcement actions. Furthermore, we may be required to incur certain capital expenditures in the future to obtain and maintain operating permits and approvals for air pollutant emitting sources.
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
In June 2016, the EPA finalized revisions to its 2012 New Source Performance Standard (“NSPS”) OOOO for the oil and gas industry, to reduce emissions of greenhouse gases - most notably methane - along with smog-forming VOCs. The revisions, which are published in the Federal Register under Subpart OOOOa, included the addition of methane to the pollutants covered by the rule, along with requirements for detecting and repairing leaks at gathering and boosting stations. Further, in November 2021, the EPA issued a new proposed rule targeting methane emissions from new and existing oil and gas sources. The proposed rule sought to: (1) update NSPS OOOOa; (2) adopt a new NSPS OOOOb for sources that commence construction, modification or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. The EPA issued a supplemental proposal in November 2022 to update and expand the proposed NSPS OOOOb and OOOOc rules. This supplemental proposal sought to impose more stringent requirements and include sources not previously regulated under this source category. In December 2023, the EPA announced its final methane rules, later published on March 8, 2024, which impose several new methane emission requirements on the oil and gas industry. These increasingly stringent requirements, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, in March 2025, the EPA announced that it would reconsider the final methane rules, including NSPS OOOOb and OOOOc. In December 2025, the EPA issued a final rule that extends several compliance deadlines in the 2024 NSPS and Emissions Guidelines for OOOOb and OOOOc. Consequently, future implementation and enforcement of the final rules remains uncertain at this time.
In November 2016, the BLM issued a final rule to reduce venting and flaring of natural gas on public and Indian lands. The final rule mirrored many of the requirements found in NSPS OOOOa, with additional natural gas royalty requirements for flared volumes at sites already connected to gas capture infrastructure. The rule was vacated by a Wyoming federal district judge in 2020. However, the BLM finalized a new rule in April 2024, similarly designed to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and Indian leases. In April 2024, North Dakota, Montana, Texas, Wyoming, and Utah filed a lawsuit in federal district court challenging the rule. In September 2024, the court granted a preliminary injunction enjoining the BLM from enforcing the rule in the plaintiff states and the litigation remains ongoing. The rule, which went into effect in all other states on June 10, 2024, is expected to have little or no direct impact on our operations. In November 2025, the BLM announced that it would postpone enforcement of two provisions from the April 2024 rule that were originally set to take effect in December 2025. These provisions include requirements for measurement devices and sampling for flares with flow rates between 1,050 and 6,000 Mcf per month, as well as the obligation for operators to submit leak detection and repair plans to the state BLM office. However, our customers that are primarily upstream wellhead operators may be impacted by the requirements in this rule.

In past years, the EPA has also demonstrated an increased focus on CAA compliance for natural gas gathering operations. For example, in September 2019, the EPA issued an enforcement alert noting that the EPA identified CAA noncompliance caused by unauthorized and/or excess emissions from depressurizing pig launchers and receivers in natural gas gathering operations. The alert discussed engineering, design, operations and maintenance practices that the EPA found that can cause noncompliance and summarizes engineering solutions to reduce emissions. This increased focus on natural gas gathering operations and any resulting enforcement actions by the EPA or state agencies could subject us to monetary penalties, injunctions, conditions, or restrictions on operations.
Water Discharges. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters, which impacts our ability to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits require us to control storm water runoff from some of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Except as otherwise disclosed in this annual report, we believe that we are in substantial compliance with all applicable requirements of the CWA and analogous state laws and regulations relating to water discharges.
Oil Pollution Control Act. The OPA requires the preparation of an SPCC plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the U.S. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security and training. Certain of our facilities are classified as SPCC-regulated facilities. We believe that they are in substantial compliance with all applicable requirements of OPA.
Hydraulic Fracturing. Hydraulic fracturing is an important practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily regulated by state agencies. A number of states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, during the 2021-2022 election cycle, Colorado representatives proposed a ballot initiative to ban hydraulic fracturing on all non-federal land, but the proposed initiative failed to garner significant support. States also could elect to prohibit hydraulic fracturing altogether, as California, New York, Maryland, Oregon, and Vermont have done. In addition, certain local governments have adopted and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities in particular. These initiatives and similar efforts could restrict oil and gas development in the future.
The EPA has also moved forward with various regulatory actions, including new regulations under the NSPS to expand and strengthen emissions reduction requirements under NSPS OOOOa for new, modified, and reconstructed oil and natural gas sources and require states to reduce methane emissions from existing sources nationwide. For further discussion of NSPS OOOOa and subsequent actions by the EPA, see the “Air Emissions” section above. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision and the State of California and environmental plaintiffs appealed. A motion by the State of California to voluntarily dismiss the appeal was granted in September 2025. The March 2015 rule currently remains rescinded
Further, several federal governmental agencies (including the EPA) have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
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

Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the DOI signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. In April 2024, the DOI issued a final rule updating its onshore oil and gas leasing program, which includes revised royalty rates and bonding requirements and attempts to direct oil and gas development away from wildlife habitat and cultural sites. However, in January 2025, President Trump issued executive orders directing the heads of federal agencies to (i) facilitate the leasing of domestic energy resources, including on federal lands and (ii) identify and begin the processes to suspend, revise, or rescind all agency actions that impose an undue burden on the identification, development, or use of domestic energy resources. In addition, in September 2025, the DOI announced its intent to rescind the April 2024 rule. As a result, future implementation and enforcement of the final rule remains uncertain.
If new or more stringent federal, state, or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil that our customers produce and could thereby adversely affect our revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for our customers, which could ultimately decrease end-user demand for our services and could have a material adverse effect on our business.
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. Some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species.
National Environmental Policy Act. NEPA establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. Major projects requiring federal permits or involving federal funding that have the potential to significantly impact the environment require review under NEPA. Many of our activities are covered under categorical exclusions which result in an expedited NEPA review process. Large upstream and downstream projects with significant cumulative impacts may be subject to longer NEPA review processes, which could impact the timing of those projects and our services associated with them. However, in January 2025, President Trump issued an executive order requiring the White House Council on Environmental Quality (“CEQ”) to propose rescinding the NEPA regulations and provide guidance regarding promulgating consistent NEPA implementing regulations at the agency level. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ issued an interim final rule to withdraw the NEPA implementing regulations. In January 2026, CEQ finalized the February 2025 rule, immediately rescinding NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could affect our operations.
Climate Change. The EPA has adopted regulations under the CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis.
EPA rules also require the reporting of GHG emissions from specified large GHG-emitting sources in the U.S., including onshore and offshore oil and natural gas systems. We are required to report under these rules for our assets that have GHG emissions above the reporting thresholds. In October 2015, the EPA issued revisions to Subpart W of the GHG reporting rule to include reporting requirements for gathering and booster stations, onshore natural gas transmission pipelines and completions and workovers of oil wells with hydraulic fracturing. This development resulted in increased monitoring and reporting for our operations and for upstream producers for whom we provide midstream services. Further, the IRA, signed into law in August 2022, included a Methane Emissions Reduction Program to incentivize methane emission reductions and imposed a “Waste Emissions Charge” (“WEC”) on GHG emissions from certain oil and gas facilities. Emissions reported under the GHG reporting rule would be the basis for any payments under the Methane Emissions Reduction Program. However, in March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the WEC and in May 2025, the EPA issued a final rule removing the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act postponed the WEC’s effective date to 2034. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
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
At the international level, the U.S. joined the international community at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change in Paris, France in 2015, which resulted in the Paris Agreement, an agreement for signatory countries to nationally determine their contributions and set GHG emission reduction goals. In January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the U.S.’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. The U.S. did not send an official delegation to COP30 and on January 7, 2026, President Trump announced the formal withdrawal of the U.S. from the United Nations Framework Convention on Climate Change in a presidential memorandum. At the same time, various state and local governments have committed to continue furthering the goals of the Paris Agreement and many of these initiatives are expected to continue. Adoption of additional regulations or changes to existing regulations related to climate change could have a material adverse effect on our business and that of our customers.
Legislation or regulations that may be adopted to address climate change could also affect the markets for our products and those of our customers, by making our products more or less desirable than competing sources of energy. For example, a number of local governments across the country have banned or considered instituting bans on gas-fired appliances in newly constructed homes and other buildings. To the extent that our products are competing with higher GHG-emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions. Conversely, to the extent that our products are competing with lower GHG-emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions.
Other Information
Human Capital Resources. We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage and the ability to create value for our shareholders. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:
•Talent development, compensation, and retention – We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We provide a competitive benefits package designed to attract and retain a skilled workforce. We offer our employees a comprehensive benefits package, which includes company funded health plan options, vision and dental coverage, healthcare savings account, paid time off, parental leave and flexible spending accounts. We also provide professional training and development opportunities as well as education reimbursement. We also offer employees immediate eligibility in our 401(k) plan with company matching program.
•Health and safety – Employee health and safety in the workplace is one of our core values. Some of the ways in which we support the health and safety of our employees include wellness programs with incentives and employee assistance programs.
•Inclusion – We are committed to efforts to foster an inclusive work environment that strengthens our workforce.
As of December 31, 2025, the Company employed 296 people who provide direct, full-time support to our operations. None of our employees are covered by collective bargaining agreements and we have not experienced any business interruption as a result of any labor disputes.
Availability of Reports. We make certain filings with the SEC, including, among other filings, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through our website, www.summitmidstream.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC. We also post announcements, updates, events, investor information, and presentations on our website in addition to copies of all recent news releases. We may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC through the SEC’s website, https://www.sec.gov.

Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our common stock.
Risks Related to Our Operations
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay dividends to holders of our Series A Preferred Stock and common stock.
We may not have sufficient available cash from operating surplus each quarter to pay the dividends to holders of our Series A Preferred Stock and common stock. We have not made a distribution on our common stock since we announced suspension of those dividends on May 3, 2020. Because our Series A Preferred Stock rank senior to our common stock with respect to divided rights, any accrued amounts on our Series A Preferred Stock must first be paid prior to our resumption of dividends to our holders of common stock. As of December 31, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.6 million. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026.
Further, absent a material change to our business, we do not expect to pay dividends on the common stock in the foreseeable future, and our outstanding indebtedness currently restricts our ability to pay cash dividends on any of our equity securities. We intend to use our cash flow to reduce debt and invest in our business.
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
•damage to pipelines, facilities, related equipment, and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters, accidents, and acts of terrorism;
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
•dividends, if any, paid on our Series A Preferred Stock or on the preferred stock of our subsidiaries; and
•other business risks affecting our cash levels.
We depend on a relatively small number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, or the curtailment of production by, any one or more of our customers could materially adversely affect our revenues, cash flows, and results of operations.
Certain of our customers may have material financial and liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Any material nonpayment or nonperformance by any of our customers could have a material adverse effect on our revenues, cash flows, and results of operations. We expect our exposure to concentrated risk of nonpayment or nonperformance to continue as long as we remain substantially dependent on a relatively small number of customers for a significant portion of our revenues.
If any of our customers curtail or reduce production in our areas of operation, it could reduce throughput on our systems and, therefore, materially adversely affect our revenues, cash flows, and results of operations.
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
Although we attempt to assess the creditworthiness and associated liquidity of our customers, suppliers and contract counterparties, there can be no assurance that our assessments will be accurate or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our business, results of operations, financial condition, and cash flows. In addition, there can be no assurance that our contract counterparties will perform or adhere to existing or future contractual arrangements, including making any required shortfall payments or other payments due under their respective contracts.
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
Lower natural gas, NGL and crude oil prices could negatively impact exploration, development and production of natural gas and crude oil, thereby resulting in reduced throughput on our gathering systems. If natural gas, NGL and/or crude oil prices decrease, it could cause sustained reductions in exploration or production activity in our areas of operation and result in a further reduction in throughput on our systems, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In the first half of 2025, the Henry Hub Natural Gas Spot Price declined from a monthly average of $4.13 per MMBtu in January 2025 to a monthly average of $2.91 per MMBtu in August 2025, before trending upward in the latter months of 2025 to close the year at $4.00 per MMBtu on December 31, 2025. As of January 31, 2026, Henry Hub 12-month strip pricing closed at $7.71 per MMBtu. In the first half of 2025, Cushing, Oklahoma West Texas Intermediate crude oil spot prices decreased from a monthly average of $75.74 per barrel in January 2025 to a monthly average of $63.54 per barrel in April 2025, before trending downward in the latter half of 2025 to close the year at $57.26 per barrel on December 31, 2025. As of January 31, 2026, West Texas Intermediate 12-month strip pricing closed at $60.26 per barrel. Currently, oil prices are experiencing significant volatility due to the ongoing U.S. military operation in Iran.
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
•demand for crude oil, natural gas, and other hydrocarbon products, including NGLs;
•levels of reserves;
•geological considerations;
•environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and
•the availability of drilling rigs and other costs of production and equipment.
Fluctuations in energy prices can also greatly affect the development of new crude oil and natural gas reserves. Drilling and production activities generally decrease as commodity prices decrease. In general terms, the prices of crude oil, natural gas, and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include:
•worldwide economic and geopolitical conditions, including the ongoing U.S. military operation in Iran;
•global or national health concerns, including the outbreak of pandemic or contagious disease, such as COVID-19, which may reduce demand for crude oil, natural gas, and NGLs because of reduced global or national economic activity;
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
In addition, it may be more difficult to maintain or increase the current volumes on our gathering systems, as several of the formations in the unconventional resource plays in which we operate generally have higher initial production rates and steeper production decline curves than wells in more conventional basins and may have steeper production decline curves than initially anticipated. Should we determine that the economics of our gathering, treating, transportation, and processing assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, revenues associated with these assets will decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require us to incur higher maintenance capital expenditures over time, which will reduce our cash available for distribution.
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
If we are unsuccessful in attracting new customers and/or new gathering opportunities with existing customers, our results of operations will be impaired. Our customers are not obligated to provide additional volumes to our gathering systems and they may determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. Reductions by our customers in our areas of mutual interest could result in reductions in throughput on our systems and materially adversely impact our results of operations and financial condition.
Certain of our gathering and processing agreements contain provisions that can reduce the cash flow stability that the agreements were designed to achieve.
We designed those gathering and processing agreements that contain MVC provisions to generate stable cash flows for us over the life of the MVC contract term while also minimizing our direct commodity price risk. Under certain of these MVCs, our customers agree to ship a minimum volume on our gathering systems or send a minimum volume to our processing plants or, in some cases, to pay a minimum monetary amount, over certain periods during the term of the MVC. In addition, our gathering and processing agreements may also include an aggregate MVC, which represents the total amount that the customer must flow on our gathering system or send to our processing plants (or an equivalent monetary amount) over the MVC term. If such customer’s actual throughput volumes are less than its MVC for the contracted measurement period, it must make a shortfall payment to us at the end of the applicable measurement period. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the MVC for the applicable period, multiplied by the applicable fee. To the extent that a customer’s actual throughput volumes are above or below its MVC for the applicable contracted measurement period, certain of our gathering agreements contain provisions that allow the customer to use the excess volumes or the shortfall payment to credit against future excess volumes or future shortfall payments, which could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
We compete with other midstream companies in our areas of operations, some of which are large companies that have greater financial, managerial, and other resources than we do. In addition, some of our competitors may have assets in closer proximity to natural gas and crude oil supplies and may have available idle capacity in existing assets that would not require new capital investments for use. Our competitors may expand or construct gathering systems that would create additional competition for the services we provide to our customers. Because our customers do not have leases that cover the entirety of our areas of mutual interest, non-customer producers that lease acreage within any of our areas of mutual interest may choose to use one of our competitors for their gathering and/or processing service needs.
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
Our gathering, treating, transportation, and processing contracts have terms of various durations. As these contracts expire, we may have to negotiate extensions or renewals with existing customers or enter into new contracts with other customers. We may be unable to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of our contract portfolio. Moreover, we may be unable to obtain areas of mutual interest from new customers in the future, and we may be unable to renew existing areas of mutual interest with current customers as and when they expire. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:
•the level of existing and new competition to provide gathering and/or processing services in our areas of operation;
•the macroeconomic factors affecting gathering, treating, transporting, and processing economics for our current and potential customers;
•the balance of supply and demand, on a short-term, seasonal, and long-term basis, in our markets;
•the extent to which the customers in our areas of operation are willing to contract on a long-term basis; and
•the effects of federal, state, or local regulations on the contracting practices of our customers.
To the extent we are unable to renew our existing contracts on terms that are favorable to us or successfully manage our overall contract mix over time, our revenues and cash flows could decline.
If third-party pipelines or other midstream facilities interconnected to our gathering systems become partially or fully unavailable, our revenues and cash flows could be materially adversely affected.
Our gathering systems connect to third-party pipelines and other midstream facilities, such as processing plants, rail terminals and produced water disposal facilities. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable due to issues including, but not limited to, testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from other hazards. In addition, we do not have interconnect agreements with all of these pipelines and other facilities and the agreements we do have may be terminated in certain circumstances and/or on short notice. If any of these pipelines or other midstream facilities become unavailable for any reason, or, if these third parties are otherwise unwilling to receive or transport the natural gas, crude oil and produced water that we gather and/or process, our revenues, cash flows, and results of operations could be materially adversely affected.
Crude oil and natural gas production and gathering may be adversely affected by weather conditions and terrain, which in turn could negatively impact the operations of our gathering, treating, transportation, and processing facilities and our construction of additional facilities.
Extended periods of below freezing weather and unseasonably wet weather conditions, especially in North Dakota, Colorado and Texas, can be severe and can adversely affect crude oil and natural gas operations due to the potential shut-in of producing wells or decreased drilling activities. These types of interruptions could result in a decrease in the volumes supplied to our gathering systems. Further, delays and shutdowns caused by severe weather may have a material negative impact on the continuous operations of our gathering, treating, transporting, and processing systems, including interruptions in service. These types of interruptions could negatively impact our ability to meet our contractual obligations to our customers and thereby give rise to certain termination rights and/or the release of dedicated acreage. Any resulting terminations or releases could materially adversely affect our business and results of operations.
We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their locations and surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly. For example, certain of our pipeline facilities are located in locations with significant elevation changes, which may require specially designed facilities and special installation considerations. If such facilities are not designed or installed correctly, do not perform as intended, or fail, we may be required to incur significant expenditures to correct or repair the deficiencies, or may incur significant damages to or loss of facilities, and our operations may be interrupted as a result of deficiencies or failures. In addition, such deficiencies may cause damage to the surrounding environment, including slope failures, stream impacts, and other natural resource damages, and we may as a result also be subject to increased operating expenses or environmental penalties and fines.
Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, wildfires, droughts and floods, changes in weather patterns, extreme temperatures, and other climatic events. While we cannot predict with any certainty at this time whether we will be affected by these possibilities, severe weather associated with climate change could result in disruptions or delays to our operations, damage to our assets and facilities and increased operating costs, any of which could materially adversely affect our business and results of operations.
Interruptions in operations at any of our facilities may adversely affect our operations and cash flows available for dividends.
Our operations depend upon the infrastructure that we have developed and constructed. Any significant interruption at any of our gathering, treating, transporting, or processing facilities, or in our ability to provide gathering, treating, transporting, or processing services, could adversely affect our operations and cash flows available for dividends. Operations at our facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within our control, such as:
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
Any significant interruption at any of our gathering, treating, transporting, or processing facilities, or in our ability to provide gathering, treating, transporting, or processing services, could adversely affect our operations.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant incident or event occurs for which we are not adequately insured or if we fail to recover all anticipated insurance proceeds for significant incidents or events for which we are insured, our operations and financial results could be materially adversely affected.
Our operations are subject to all of the risks and hazards inherent in the operation of gathering, treating, transporting, and processing systems, including:
•damage to pipelines, processing plants, compression assets, related equipment, and surrounding properties caused by tornadoes, floods, freezes, fires and other natural disasters, and acts of terrorism;
•inadvertent damage from construction, vehicles, farm, and utility equipment;
•leaks or losses resulting from the malfunction of equipment or facilities;
•ruptures, fires, and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution, and suspension of operations.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage. The location of certain of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from such events.
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
Although we have a range of insurance programs providing varying levels of protection for public liability, damage to property, loss of income and certain environmental hazards, we may not be insured against all causes of loss, claims or damage that may occur. If a significant incident or event occurs for which we are not fully insured, it could materially adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of industry or market conditions, including any reluctance by insurance companies to insure oil and gas operations for political or other reasons, premiums, and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, with regard to the assets we have acquired, we have limited indemnification rights to recover from the seller of the assets in the event of any potential environmental liabilities.
We have had and continue to have discussions with unaffiliated third parties with respect to potential strategic transactions.
We have had and continue to have discussions with unaffiliated third parties with respect to potential strategic transactions (each such transaction, a “Potential Transaction”). These discussions include Potential Transactions that would be material acquisitions. There can be no assurance that these discussions will result in the consummation of a Potential Transaction. If the Board of Directors decides to proceed with a Potential Transaction, or any other strategic alternative, it may not be at a valuation that our investors view as attractive relative to the value of our standalone business. Depending on the structure of any such Potential Transaction, we may be required to seek the approval of the transaction from our stockholders and raise additional equity or debt financing in connection with such Potential Transaction. In addition, the closing of any such transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, and regulatory factors.
Our construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal, and economic risks, which could materially adversely affect our results of operations and financial condition.
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
In addition, the construction of additions or modifications to our existing gathering, treating, transporting, and processing assets and the construction of new midstream assets may require us to obtain federal, state, and local regulatory environmental or other authorizations. The approval process for gathering, treating, transporting, and processing activities has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering, treating, transporting, and processing activities in new production areas. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions. In addition, various officials and candidates at the federal, state, and local levels have made climate-related pledges or proposed banning hydraulic fracturing altogether. As a result, we may be unable to obtain such authorizations and may, therefore, be unable to connect new volumes to our systems or capitalize on other attractive expansion opportunities. A future government shutdown could delay the receipt of any federal regulatory approvals. Additionally, it may become more expensive or difficult for us to obtain authorizations or to renew existing authorizations. If the cost of renewing or obtaining new authorizations increases materially, our cash flows could be materially adversely affected.
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
Furthermore, as a result of labor shortages, we have experienced difficulty in recruiting and hiring skilled labor throughout our organization. The operation of gathering, treating, transporting, and processing systems requires skilled laborers in multiple disciplines such as equipment operators, mechanics, and engineers, among others. If we continue to experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially adversely affected. If our labor prices increase or if we experience materially increased health and benefit costs with respect to our employees, our business and results of operations could be materially adversely affected.
A transition from hydrocarbon energy sources to alternative energy sources could lead to changes in demand, technology, and public sentiment, which could have material adverse effects on our business and results of operations.
Increased public attention on climate change and corresponding changes in consumer, commercial and industrial preferences and behavior regarding energy use and generation may result in:
•technological advances with respect to the generation, transmission, storage, and consumption of energy (including advances in wind, solar and hydrogen power as well as battery technology);
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
Such developments and accompanying societal expectations on companies to address climate change, investor, and societal expectations regarding voluntary environmental, social and governance (“ESG”) initiatives and disclosures could, among other things, increase costs related to compliance and stakeholder engagement, increase reputational risk and negatively impact our access to and cost of accessing capital. For example, some prominent investors have announced their intention to no longer invest in the oil and gas sector, citing climate change concerns. If other financial institutions and investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost. In addition, we have established a corporate strategy intended to meet ESG-related objectives. However, we cannot guarantee that our strategy will meet our ESG-related objectives on the timelines communicated or at all. Such initiatives are voluntary, not binding on our business or management and subject to change. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG-related initiatives, or to meet previously set goals and targets based on cost, timing, or other considerations. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet ESG-related goals and targets that we have set), as they continue to evolve, if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, or if estimates, assumptions, and/or third-party information we currently believe to be reasonable are subsequently considered erroneous or misinterpreted, we may suffer from reputational damage and our business, financial condition, and/or stock price could be materially and adversely affected.
Further, our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our stockholders, employees, suppliers, customers, local communities, and others. We may face pressure from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices and reduce our carbon footprint. At the same time, others may disagree with the ESG initiatives we have set and recent political developments could subject the Company to increased risk of criticism or litigation risks from certain “anti-ESG” parties. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation.
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

The cost of raw materials, parts, and components that are manufactured and supplied for our operations may be adversely affected by tariffs imposed by the U.S. government on products imported into the U.S. and tariffs or other retaliatory trade measures imposed by other jurisdictions. Tariffs and other trade restrictions could also disrupt our supply chain and logistics, restrict or limit the availability of materials or supplies, and cause adverse financial impacts due to volatility in foreign exchange rates and interest rates or inflationary pressures on raw materials and energy. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, and cash flows. Recently, the U.S. has proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., increased economic sanctions on individuals, companies, or countries, and other government regulations affecting trade between the U.S. and other countries, and a number of other nations have proposed similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, results of operations, and financial position.

Risks Related to Our Finances
Limited access to and/or availability of the commercial bank market or debt and equity capital markets could impair our ability to grow or cause us to be unable to meet future capital requirements.
To expand our asset base, whether through acquisitions or organic growth, we will need to make expansion capital expenditures. We also frequently consider and enter into discussions with third parties regarding potential acquisitions. In addition, the terms of certain of our gathering and processing agreements also require us to spend significant amounts of capital, over a short period of time, to construct and develop additional midstream assets to support our customers’ development projects. Depending on our customers’ future development plans, it is possible that the capital required to construct and develop such assets could exceed our ability to finance those expenditures using our cash reserves or available capacity under the Amended and Restated ABL Facility or the New Permian Transmission Facility.
We plan to use cash from operations, incur borrowings, and/or sell additional shares of capital stock or other securities to fund our future expansion capital expenditures. Our ability to obtain financing or to access the capital markets for future debt or equity offerings may be limited by (i) our financial condition at the time of any such financing or offering, (ii) covenants in our debt agreements, (iii) restrictions imposed by our Series A Preferred Stock, (iv) general economic conditions and contingencies, (v) increasing disfavor among many investors towards investments in fossil fuel companies and (vi) general weakness in the debt and equity capital markets and other uncertainties that are beyond our control, including political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget), volatility and disruption in global capital and credit markets (including those resulting from geopolitical events, such as the Russian invasion of Ukraine or ongoing conflict in the Middle East), uncertainty regarding increases or decreases in interest rates resulting from changes in the federal funds rate range targeted by the Federal Reserve, pandemics, epidemics and other outbreaks, such as COVID-19, or other adverse developments that affect financial institutions. In addition, lenders are facing increasing pressure to curtail their lending activities to companies in the oil and natural gas industry.
We have not made a dividend on our common stock since we announced the suspension of payments of distributions on May 3, 2020. Additionally, we have accrued and unpaid dividends on our Series A Preferred Stock. The suspensions of dividends and the accrued and unpaid dividends may further reduce demand for our common stock or Series A Preferred Stock. Because our Series A Preferred Stock ranks senior to our common stock with respect to distribution rights, any accrued amounts on our Series A Preferred Stock must first be paid prior to our resumption of dividends to holders of our common stock. As of December 31, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.6 million. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026. Further, absent a material change to our business, we do not expect to pay dividends on the common stock in the foreseeable future. Additionally, our debt agreements restrict our ability to pay cash dividends on any of our equity securities. As such, if we are unable to raise expansion capital, we may lose the opportunity to make acquisitions, pursue new organic development projects, or to gather, treat and process new production volumes from our customers with whom we have agreed to construct and develop midstream assets in the future. Even if we are successful in obtaining external funds for expansion capital expenditures through the capital markets, the terms thereof could limit our ability to pay dividends to our common equity holders.
We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2025, we had $1.1 billion of indebtedness outstanding and the unused portion of the Amended and Restated ABL Facility totaled $385.7 million after giving effect to certain adjustments that are primarily related to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit. Our existing and future debt services obligations could have significant consequences, including among other things:
•limiting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes and/or obtaining such financing on favorable terms;
•reducing our funds available for operations, future business opportunities, and cash dividends by that portion of our cash flow required to make interest payments on our debt;
•increasing our vulnerability to competitive pressures or a downturn in our business or the economy generally; and
•limiting our flexibility in responding to changing business and economic conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, many of which are beyond our control, such as commodity prices and governmental regulation.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.
Our ability to make scheduled payments on, or to refinance, our indebtedness obligations, including the Amended and Restated ABL Facility, the New Permian Transmission Facility, and the 2029 Secured Notes, depends on our financial condition, and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our operating cash flows, and capital resources are insufficient to fund our debt service obligations, we may be forced to adopt alternative financing strategies, such as reducing or delaying investments and capital expenditures, selling assets, seeking additional capital or restructuring or refinancing our indebtedness, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness.
The 2029 Secured Notes will mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of December 31, 2025, $825.0 million of the 2029 Secured Notes were outstanding.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), or (c) any date on which the aggregate Commitments terminate thereunder.
Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, including the market for senior secured or unsecured notes, and our financial condition at the time. Any refinancing of our indebtedness could be at higher interest rates, may require the pledging of collateral, and may require us to comply with more onerous covenants than we are currently subject to, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
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

Restrictions in the New Permian Transmission Credit Facility, the indenture governing the 2029 Secured Notes and the Amended and Restated ABL Facility could materially adversely affect our business, financial condition, results of operations and ability to make cash dividends.
We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to make cash dividends. The operating and financial restrictions and covenants in the New Permian Transmission Facility, the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, the Amended and Restated ABL Facility, the New Permian Transmission Facility and the indenture governing the 2029 Secured Notes, taken together, restrict our ability to, among other things:
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
The provisions of the New Permian Transmission Facility, the indenture governing the 2029 Secured Notes, and the Amended and Restated ABL Facility may affect our ability to obtain future financing and pursue attractive business opportunities as well as affect our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the New Permian Transmission Facility, the indenture governing the 2029 Secured Notes, and the Amended and Restated ABL Facility could result in a default or an event of default that could enable our lenders and/or senior noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, the lenders under the Amended and Restated ABL Facility could proceed against the collateral granted to them to secure such debt. If the payment of the debt is accelerated, our assets may be insufficient to repay such debt in full, and our equity holders could experience a partial or total loss of their investment. The Amended and Restated ABL Facility also has cross default provisions that apply to any other indebtedness we may have, and the indenture governing the 2029 Secured Notes have cross default provisions that apply to certain other indebtedness. The New Permian Transmission Facility also has cross default provisions that apply to certain other indebtedness that Permian Transmission or Double E may have. Any of these restrictions in the Amended and Restated ABL Facility, the New Permian Transmission Facility and the indenture governing the 2029 Secured Notes could materially adversely affect our business, financial condition, cash flows, and results of operations.
Inflation could have adverse effects on our results of operation.
Although inflation in the U.S. had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021 through 2023 due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation rose from 5.4% in June 2021 to 7.0% in December 2021 to 8.2% in September 2022.
While inflation has declined since the second half of 2022, declining to 2.7% in December 2025, further increases in inflation in 2026 could increase our labor and other operating costs and the overall cost of capital projects we undertake. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to its customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.

An increase in interest rates will cause our debt service obligations to increase.
Between March 2022 and July 2023, the Federal Reserve raised its target range for the federal funds rate by 5.25%, to a high of 5.25% to 5.50% from July 2023 to September 2024. While the Federal Reserve has since lowered its target range multiple times to a current target range of 3.50% to 3.75%, the timing of any potential increases or decreases remains uncertain. Borrowings under the Amended and Restated ABL Facility and the New Permian Transmission Facility bear interest at rates equal to SOFR plus margin. The interest rates are subject to adjustment based on fluctuations in SOFR, as applicable. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.
A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.
Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services or Fitch Ratings, Inc. assign ratings to our senior unsecured credit from time to time. A downgrade of our credit rating could increase our future cost of borrowing and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when we are experiencing significant working capital requirements or otherwise lacking liquidity, our results of operations, financial condition, and cash flows could be adversely affected.
We have in the past and may in the future incur losses due to an impairment in the carrying value of our long-lived assets or equity method investments.
We recorded long-lived asset impairments of $2.7 million during the year ended December 31, 2025, $68.3 million in 2024, and $0.5 million in 2023. When evidence exists that we will not be able to recover a long-lived asset’s carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test long-lived assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment, and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposal. In this situation, we recognize an impairment loss equal to the amount by which the carrying value exceeds the asset’s fair value. We determine fair value using either a market-based approach, an income-based approach in which we discount the asset’s expected future cash flows to reflect the risk associated with achieving the underlying cash flows, or a mixture of both market-and income-based approaches. We evaluate our equity method investments for impairment whenever events or circumstances indicate that a decline in fair value is other than temporary. Any impairment determinations involve significant assumptions and judgments. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
A portion of our revenues are directly exposed to changes in crude oil, natural gas and NGL prices, and our exposure may increase in the future.
During the year ended December 31, 2025, we derived 48% of our revenues from (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segment and (iv) additional gathering fees that are tied to performance of certain commodity price indexes, which are then added to the fixed gathering rates. Consequently, our existing operations and cash flows have direct exposure to commodity price risk. Although we will seek to limit our commodity price exposure with new customers in the future, our efforts to obtain fee-based contractual terms may not be successful or the local market for our services may not support fee-based gathering and processing agreements. For example, we have percent-of-proceeds contracts with certain natural gas producer customers and we may, in the future, enter into additional percent-of-proceeds contracts with these customers or other customers or enter into keep-whole arrangements, which would increase our exposure to commodity price risk, as the revenues generated from those contracts directly correlate with the fluctuating price of the underlying commodities.
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
On August 4, 2021, we settled an incident involving a produced water disposal pipeline owned by our subsidiary Meadowlark Midstream that resulted in a discharge of materials into the environment, which was investigated by federal and state agencies. This settlement resulted in losses amounting to $36.3 million and will be paid over five (5) to six (6) years, of which we have paid principal amounts of $28.0 million as of December 31, 2025, and requires compliance with certain conditions and terms and conditions, which may impact our results of operations or cash flows.
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
Various aspects of our operations are subject to regulation by the various federal, state, and local departments and agencies that have jurisdiction over participants in the energy industry. The regulation of our activities and the natural gas and crude oil industries frequently change as they are reviewed by legislators and regulators. For example, in January 2025, PHMSA submitted a final rule to the Federal Register to amend regulations to reduce methane emissions from new and existing gas transmission, distribution, and regulated gas gathering pipelines with strengthened leakage survey and patrolling requirements, performance standards for advanced leak detection programs, leak grading and repair criteria with mandatory repair timelines, requirements for mitigation of emissions from blowdowns, pressure relief device design, configuration, and maintenance requirements, clarified requirements for investigating failures, and expanded reporting requirements. However, before the final rule could be published in the Federal Register, President Trump issued a “regulatory freeze” executive order, withdrawing the rule and preventing its publication in the Federal Register. In addition, the U.S. House of Representatives has not passed H.R. 4818, a bill introduced in July 2025 to effectuate the January 2025 final rule. To the extent these or other new proposed or final rules create additional requirements for our pipelines, they could have a material adverse effect on our operations, operating and maintenance expenses and revenues. For additional information on the potential risks associated with PHMSA requirements, see “—We may incur greater than anticipated costs and liabilities as a result of pipeline safety requirements.”
In addition, the adoption of proposals for more stringent legislation, regulation or taxation of drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services. For example, Colorado Senate Bill 19-181, signed into law in April 2019, changed the mandate of the Colorado Energy and Carbon Management Commission (“ECMC,” formerly the Colorado Oil and Gas Conservation Commission) from fostering oil and gas development to regulating oil and gas development in a reasonable manner to protect public health and the environment. The law also allows local governments to impose more restrictive requirements on oil and gas operations than those issued by the state. As part of its implementation of this law, in November 2020 the ECMC adopted new regulations that increase oil and gas setbacks to a minimum of 2,000 feet from schools and childcare facilities, prohibit routine venting and flaring, increase wildlife protections, and alter certain aspects of the permitting process. In addition, in May 2024, the Governor of Colorado signed into law Senate Bill 24-230, which imposes a production fee that applies to all oil and gas produced by a producer in the state on or after July 1, 2025, to fund clean transit initiatives. These regulations and similar efforts in Colorado and elsewhere could restrict oil and gas development in the future. Regulatory agencies establish and, from time to time, change priorities, which may result in additional burdens on us, such as additional reporting requirements and more frequent audits of operations. Our operations and the markets in which we participate are affected by these laws, regulations and interpretations and may be affected by changes to them or their implementation, which may cause us to realize materially lower revenues or incur materially increased operation and maintenance costs or both.
Increased regulation of hydraulic fracturing could result in reductions or delays in customer production, which could materially adversely impact our revenues.
Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily regulated by state agencies. However, Congress has in the past considered, and may in the future consider, legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. A number of states – such as Colorado, as discussed above – have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. For example, during the 2021-2022 election cycle, Colorado representatives proposed a ballot initiative to ban hydraulic fracturing on all non-federal land, but the proposed initiative failed to garner significant support. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, Oregon, Washington, California, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities in particular. These initiatives and similar efforts in Colorado and elsewhere could restrict oil and gas development in the future.
The EPA has also moved forward with various regulatory actions, including announcing final new regulations under the NSPS to expand and strengthen emissions reduction requirements for new, modified, and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. A motion by the State of California to voluntarily dismiss the appeal was granted in September 2025. The March 2015 rule currently remains rescinded.
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
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the DOI signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. In April 2024, the DOI finalized updates to its onshore oil and gas leasing regulations, including revised royalty rates and bonding requirements and attempts to direct oil and gas development away from wildlife habitat and cultural sites, which could further restrict oil and gas exploration and production on federal lands. However, in January 2025, President Trump issued executive orders directing the heads of federal agencies to (i) facilitate the leasing of domestic energy resources, including on federal lands and (ii) identify and begin the processes to suspend, revise, or rescind all agency actions that impose an undue burden on the identification, development, or use of domestic energy resources. In addition, in September 2025, the DOI announced its intent to rescind the April 2024 rule. As a result, future implementation and enforcement of the final rule remains uncertain.
If new or more stringent federal, state, or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil that our customers produce, and could thereby adversely affect our revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for our customers, which could ultimately decrease end-user demand for our services and could have a material adverse effect on our business.
We are subject to FERC jurisdiction, federal anti-market manipulation laws and regulations, potentially other federal regulatory requirements and state, and local regulation and could be materially affected by changes in such laws and regulations, or in the way they are interpreted and enforced.
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
Additionally, the Double E Pipeline, which provides interstate natural gas transmission service from southeastern New Mexico to the Waha hub in Texas, is subject to FERC jurisdiction under the NGA with respect to post-construction remediation activities, operations, and rates and terms and conditions of service. Pursuant to the NGA, Double E Pipeline’s existing interstate natural gas transportation rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate changes and changes to terms and conditions of service proposed by a regulated natural gas interstate pipeline may be protested and such changes can be delayed and may ultimately be rejected by

FERC. FERC may also initiate reviews of an interstate pipeline’s rates. We cannot guarantee that any new or existing tariff rate for service on our FERC-regulated pipelines would not be rejected or modified by the FERC or subjected to refunds. Any successful challenge by a regulator or shipper in any of these matters could have a material adverse effect on our business, financial condition, and results of operations.
Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate,” which is generally fixed between the natural gas pipeline and the shipper for the contract term and does not necessarily vary with changes in the level of cost-based “recourse rates,” provided that the affected customer is willing to agree to such rates and that the FERC has accepted the negotiated rate agreement. These “negotiated or discount rate” contracts are not generally subject to adjustment for increased costs, which could be caused by inflation or other factors relating to the specific facilities being used to perform the services and, as a result, our costs could exceed our revenues received under such contracts. Any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated or discounted rates, under current FERC policy, may be recoverable from other shippers in certain circumstances. For example, the FERC may recognize this shortfall in the determination of prospective rates in a future rate case. However, if the FERC were to disallow the recovery of such costs from other customers, it could decrease the cash flow realized by our assets.
We are also generally subject to the anti-market manipulation provisions in the NGA, as amended by the Energy Policy Act of 2005, and to FERC’s regulations thereunder, and also must comply with the other applicable provisions of the NGA and NGPA and FERC’s rules, regulations, and orders concerning the Double E Pipeline’s interstate natural gas pipeline business, including those that require us to provide firm and interruptible transportation service on an open access basis that is not unduly discriminatory or preferential. Violations of the NGA or NGPA, or the rules, regulations, and orders issued by FERC thereunder could result in the imposition of administrative and criminal remedies, including without limitation, revocation of certain authorities, disgorgement of ill-gotten gains, and civil penalties of up to approximately $1.6 million per day per violation of the NGA or its implementing regulations, subject to future adjustment for inflation. In addition, the FTC holds statutory authority under the Energy Independence and Security Act of 2007 to prevent market manipulation in oil markets and has adopted broad rules and regulations prohibiting fraud and market manipulation. The FTC is also authorized to seek fines of up to approximately $1.5 million per violation, subject to future adjustment for inflation. The CFTC is directed under the CEA to prevent price manipulation in the commodity, futures, and swaps markets, including the energy markets. Pursuant to the Dodd-Frank Act, and other authority, the CFTC has adopted additional anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity, futures, and swaps markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million per violation, subject to future adjustment for inflation, or triple the monetary gain to the violator for each violation of the anti-market manipulation provisions of the CEA.
The distinction between federally unregulated natural gas and crude oil pipelines and FERC-regulated natural gas and crude oil pipelines has been the subject of extensive litigation and is determined by FERC on a case-by-case basis. FERC has made no determinations as to the status of our facilities. Consequently, the classification and regulation of some of our pipelines could change based on future determinations by FERC, Congress, or the courts. If our natural gas gathering operations or crude oil operations beyond the Epping Pipeline become subject to FERC jurisdiction under the NGA, the NGPA or the ICA, the result may materially adversely affect the rates we are able to charge and the services we currently provide and may include the potential for a termination of our gathering agreements with our customers. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA, the NGPA or the ICA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.
We are subject to state and local regulation regarding the construction and operation of our gathering, treating, transporting, and processing systems, as well as state ratable take statutes and regulations. Regulation of the construction and operation of our facilities may affect our ability to expand our facilities or build new facilities and such regulation may cause us to incur additional operating costs or limit the quantities of natural gas and crude oil we may gather, treat, and process. Ratable take statutes and regulations generally require gatherers to take natural gas and crude oil production that may be tendered for gathering without undue discrimination. These requirements restrict our right to decide whose production we gather, treat, and process. Many states have adopted complaint-based regulation of gathering, treating, transporting, and processing activities, which allows producers and shippers to file complaints with state regulators in an effort to resolve access issues, rate grievances, and other matters. Other state and municipal regulations do not directly apply to our business but may nonetheless affect the availability of natural gas and crude oil for gathering, treating, transporting, and processing, including state regulation of production rates, maximum daily production allowable from wells, and other activities related to drilling and operating wells. While our facilities currently are subject to limited state and local regulation, there is a risk that state or local laws will be changed or reinterpreted, which may materially affect our operations, operating costs, and revenues.

We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
Our gathering, treating, transporting, and processing operations are subject to stringent and complex federal, state, and local environmental laws and regulations, including laws and regulations regarding the discharge of materials into the environment or otherwise relating to environmental protection, including, for example, the CAA, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act, the Oil Pollution Control Act, the Resource Conservation and Recovery Act, the ESA and the Toxic Substances Control Act. It is possible that future changes in environmental laws, regulations, or enforcement policies, including judicial or agency opinions or orders, could impose additional requirements or give rise to claims for damages to persons, property, natural resources, or the environment.
These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations or at locations currently or previously owned or operated by us. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions or costly pollution control measures. Failure to comply with these laws, regulations and requisite permits may result in the assessment of significant administrative, civil, and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue.
There is a risk that we may incur significant environmental costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of hydrocarbons and other wastes and potential emissions and discharges related to our operations. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of hydrocarbon wastes on, under or from our properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of the properties through which our gathering systems pass, and on which certain of our facilities are located, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of our pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. In addition, changes in environmental laws occur frequently, and any such changes that result in additional permitting obligations or more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover all or any of these costs from insurance.
Revisions to the leasing and permitting programs for oil and gas development on federal lands could materially adversely affect our industry and our financial condition, and results of operations.
We may incur greater than anticipated costs and liabilities as a result of pipeline safety requirements.
The DOT, through PHMSA, has adopted and enforces safety standards, and procedures applicable to our pipelines. In addition, many states, including the states in which we operate, have adopted regulations that are identical to or more restrictive than existing DOT regulations for intrastate pipelines. Among the regulations applicable to us, PHMSA requires pipeline operators to develop integrity management programs for certain pipelines located in high consequence areas, which include high population areas such as the Dallas-Fort Worth greater metropolitan area where our DFW Midstream Services LLC system is located. While the majority of our pipelines have historically met the DOT definition of gathering lines and were thus exempt from PHMSA’s integrity management requirements, we also operate a limited number of pipelines that are subject to the integrity management requirements. The regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•maintain processes for data collection, integration and analysis;
•repair and remediate pipelines as necessary;
•adopt and maintain procedures, standards, and training programs for control room operations; and
•implement preventive and mitigating actions.

For additional information on PHMSA regulations relating to pipeline safety, see “—A change in laws and regulations applicable to our assets or services, or the interpretation or implementation of existing laws and regulations may cause our revenues to decline or our operation and maintenance expenses to increase.”
Climate change legislation, regulatory initiatives, and litigation could result in increased operating costs and reduced demand for the services we provide.
The U.S. Congress has considered legislation to restrict or regulate emissions of GHGs, such as carbon dioxide and methane, that may be contributing to global warming and energy legislation and other initiatives are expected to be proposed that may be relevant to GHG emissions issues. For example, the IRA, signed into law in August 2022, includes a Methane Emissions Reduction Program to incentivize methane emission reductions and impose a WEC on GHG emissions from certain oil and gas facilities that are already required to report under the EPA’s GHG reporting rule. Emissions reported under the GHG reporting rule will be the basis for any payments under the Methane Emissions Reduction Program. However, in March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the WEC and in May 2025, the EPA issued a final rule removing the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act postponed the WEC’s effective date to 2034. Consequently, future implementation and enforcement of these rules remains uncertain at this time.
In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of emission inventories or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. In general, the number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. Depending on the scope of a particular program, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations (e.g., at compressor stations). It is possible that certain components of our operations, such as our gas-fired compressors, could become subject to state-level GHG-related regulation. For example, in June 2022, as part of a Governor-directed statewide initiative to reduce GHG emissions by at least 45% by 2030, the New Mexico Environment Department finalized rules that establish emissions standards for volatile organic compounds and nitrogen oxides for oil and gas production and processing sources located in certain areas of the state with high ozone concentrations. Similarly, due to recent legislation approved in May 2024, the Colorado Department of Public Health and Environment is now required to propose rules to the Colorado Air Quality Control Commission to reduce nitrogen oxide emissions that oil and gas operations generate by 50% by 2030 relative to 2017 levels. We cannot currently determine the effect of these proposed regulations and other regulatory initiatives to implement state directives to reduce GHG emissions, that could, if implemented, impact the business, reputation, financial condition, or results of our operations or that of our customers. In addition, in April 2021, the New Mexico Department of Energy, Minerals, and Natural Resources (“EMNRD”) finalized rules concerning venting and flaring of natural gas. EMNRD’s final rule could impose new or increased costs and obligations on our customers upstream of the Double E Pipeline.
Independent of Congress, the EPA has adopted regulations under its existing CAA authority. In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes (the “Endangerment Finding”). Based on these findings, the EPA adopted regulations that, among other things, establish Prevention of Significant Deterioration construction and Title V operating permit reviews for certain large stationary sources of GHG emissions. However, in February 2026, the EPA issued a final rule rescinding the Endangerment Finding, asserting that the Endangerment Finding exceeded the agency’s statutory authority. That same month, a coalition of environmental and public health organizations filed suit challenging the rescission. The implications of the February 2026 rule, including any subsequent changes to existing emissions standards, and the ultimate outcome of the related litigation remain uncertain.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change in Paris, France in 2021, which resulted in the Paris Agreement, pursuant to which signatory countries agreed to nationally determine their contributions and set GHG emission reduction goals. In January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the U.S.’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. The U.S. did not send an official delegation to COP30, and on January 7, 2026, President Trump announced the formal withdrawal of the U.S. from the United Nations Framework Convention on Climate Change in a presidential memorandum. At the same time, various state and local governments in the U.S. have committed to continue furthering the goals of the Paris Agreement, and many of these initiatives are expected to continue. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.
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
Under the Dodd-Frank Act, the CFTC is also directed generally to prevent price manipulation and fraud in the following two markets: (i) physical commodities traded in interstate commerce, including physical energy and other commodities, and (ii) financial instruments, such as futures, options, and swaps. The CFTC has adopted additional anti-market manipulation, anti-fraud and disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options, and swaps markets. Should we violate these laws and regulations, we could be subject to CFTC enforcement action, material penalties, and sanctions.
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
We may face opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups, and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt, or delay the development or operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could have a material adverse effect on our business, financial condition, and results of operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.
For example, in an April 15, 2020 ruling, amended May 11, 2020, the U.S. District Court for the District of Montana issued an order invalidating the Corps 2017 reissuance of Nationwide Permit 12 (“NWP 12”), the general permit governing discharges of dredged or fill material associated with pipeline and other utility line construction projects, to the extent it was used to authorize construction of new oil and gas pipelines. Environmental groups had alleged that the Corps failed to consult with federal wildlife agencies as required by the ESA. However, in January 2021, the EPA and Corps reissued NWP 12 as a general permit specific to oil and gas pipelines, moving other utility line activities into separate general permits. The U.S. Court of Appeals for the Ninth Circuit subsequently held that the Corps’ January 2021 reissuance rendered the prior challenge moot. In May 2021, environmental groups once again filed suit in the U.S. District Court for the District of Montana, seeking vacatur of the reissued NWP 12. In September 2022, the U.S. District Court for Montana dismissed the ESA consultation challenges as moot and dismissed the remainder of the lawsuit without prejudice after the Corps announced in March 2022 that it was undertaking a formal review of all nationwide permits. However, in January 2025, President Trump issued executive orders directing (i) the Corps to use emergency authorities and nationwide permits to grant approvals for energy projects under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In December 2025, the Corps announced the reissuance of NWP 12 as part of the 2026 Nationwide Permits. To the extent that limitations are imposed on the use of NWP 12 in the future, such limitations could make it more difficult to permit our projects, require consideration of alternative construction or siting, which may impose additional costs and delays, and could cause us to lose potential and current customers and limit our growth and revenue.
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
The Dakota Access Pipeline continues to operate pending the Corps’ ongoing development of a court-ordered environmental impact statement for the project. On June 22, 2021, the District Court terminated the consolidated lawsuits and dismissed all remaining outstanding counts without prejudice. On January 20, 2022, the Standing Rock Sioux Tribe withdrew as a cooperating agency on the draft Environmental Impact Statement (“EIS”), prompting the Corps to temporarily pause on the draft EIS. The Corps published the draft EIS on September 8, 2023 and tribal and public meetings were held in November and December of 2023. A final EIS was released in December 2025. If the Dakota Access Pipeline is forced to shut down, this could have a material adverse effect on our business, financial condition, and results of operations associated with the Polar and Divide system, which interconnects with the Dakota Access Pipeline.
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
Along with our own data and information that we collect and retain in the normal course of our business, we and our business partners collect and retain significant volumes of certain other types of data, some of which are subject to data protection laws. The regulatory environment surrounding the collection, use, transfer, and protection of such data, both domestically and internationally, is becoming increasingly complex, constantly evolving, and is subject to frequent significant change. New data protection laws at the federal, state, international, national, provincial, and local levels, including Colorado, Connecticut, Virginia, and Utah legislation, the GDPR and the CCPA, pose increasingly complex compliance challenges and potentially elevate our costs.
Complying with these jurisdictional requirements could increase the costs and complexity of compliance procedures, and violations of applicable data protection laws can result in significant penalties. For example, the GDPR applies to activities regarding personal data that may be conducted by us, directly or indirectly through business partners. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover that may materially adversely affect our business, reputation, results of operations, and cash flows. Similarly, the CCPA, which came into effect on January 1, 2020, and was further amended on January 1, 2023, by the CPRA, imposes specific obligations on businesses that collect personal data from California residents and provides California residents specific rights in relation to their personal data that we or our business partners collect and use. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could necessitate we change our business practices, and carries the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.
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
The price of our common stock or the Series A Preferred Stock may be volatile. In addition to the risk factors described above, some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, sales of the common stock by significant stockholders, a turnover of the investor base as a result of the Corporate Reorganization, short-selling of the common stock or Series A Preferred Stock by investors, issuance of a significant number of shares for equity-based compensation or to raise additional capital to fund our operations, changes in market valuations of similar companies and speculation in the press or investment community about our financial condition, or results of operations, as well as any doubt about its ability to continue as a going concern. General market conditions and U.S. or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of the common stock or Series A Preferred Stock to predict the future price of the common stock or Series A Preferred Stock or our future financial results.
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
Our authorized capital stock consists of 42,000,000 shares of common stock, 500,000 shares of Preferred Stock and 30,000,000 shares of Blank Check Common Stock, a significant portion of which are currently unissued. We may need to raise a significant amount of capital to fund our operations and pay down outstanding indebtedness, including borrowings on the Amended and Restated ABL Facility, the New Permian Transmission Facility, and the 2029 Secured Notes, and may raise such capital through the issuance of newly issued common stock, Preferred Stock or Blank Check Common Stock. Such issuance and sale of equity could be dilutive to the interests of existing stockholders.
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
In addition, the Up-C Structure confers certain benefits upon Tall Oak Parent and its transferees that will not benefit the holders of common stock and Series A Preferred Stock to the same extent as it will benefit the holders of Tall Oak Parent and its transferees. If SMLP makes distributions to Tall Oak Parent or its transferees, Tall Oak Parent or its transferees can distribute such amounts to holders of Tall Oak Parent or its transferees without reduction for taxes. However, because the Company must pay corporate-level taxes, amounts ultimately distributed as dividends, if any, in the future, to holders of common stock and Series A Preferred Stock are expected to be less on a per share basis than the amounts distributed by Tall Oak Parent or its transferees to their respective holders on a per unit basis. This and other aspects of the Up-C Structure may adversely impact the future trading market for the common stock and Series A Preferred Stock.

The Tall Oak Acquisition, Moonrise Acquisition, and subsequent changes in stock ownership of the Company (including upon the redemption or exchange of the shares of Class B Common Stock and associated Partnership Common Units for common stock) may trigger a limitation on the utilization of net operating loss carryforwards of the Company.
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
Risks Related to Terrorism and Cyberterrorism
Terrorist attacks and threats, escalation of military activity in response to these attacks, or acts of war could have a material adverse effect on our business, financial condition, or results of operations.
Terrorist attacks and threats, escalation of military activity, or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Future terrorist attacks, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions may significantly affect our operations and those of our customers. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the U.S. Disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, and results of operations. Our insurance may not protect us against such occurrences.
Our operations depend on the use of IT and OT systems that could be the target of a cyberattack, including state-sponsored attacks or cyberterrorism.
Cybersecurity threats present a large and growing risk to our business as a result of the proliferation of new technologies
(including artificial intelligence) thereby increasing the sophistication of cyber-attacks and the oil and gas industry becoming increasingly dependent on digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of remote communication devices has increased rapidly. Industrial control systems now control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines.

Our operations depend on the use of sophisticated IT and OT systems. These systems, as well as those of our customers, business partners and counterparties, may become the target of cyber-attacks or information security breaches including but not limited to ransomware, phishing attacks, denial of service attacks, viruses, malware, and the exploitation of software vulnerabilities. Additionally, increased remote access to information systems by employees and contractors can increase exposure to potential cybersecurity incidents.
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
Cyber-incidents and related business interruptions could result in expensive and time-consuming remediation efforts, disproportionate attention of management, damage to our reputation or a negative impact on the price of our common stock or Series A Preferred Stock. In addition, certain cyberattacks and related incidents, such as reconnaissance or surveillance by threat actors, may remain undetected for an extended period notwithstanding our monitoring and detection efforts. As a result, we may be required to incur additional costs to modify or enhance our IT or OT systems to prevent or remediate any such attacks. Despite the efforts we take to detect, mitigate, and eliminate threats and respond to cyber-incidents, the techniques used by those who wish to obtain unauthorized access, and possibly disable or sabotage systems and/or abscond with information and data, continue to evolve, and we may not be able to anticipate and protect against all such threats. Finally, readily evolving laws and regulations governing cybersecurity pose increasingly complex compliance technical challenges, and failure to comply with these laws could result in penalties and legal liability.
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
The Audit Committee reports to the entire Board of Directors periodically regarding its oversight of cybersecurity matters. In developing such updates to the Board of Directors, the Audit Committee relies in large part on periodic updates from the Company’s management.
Management of Cybersecurity Matters
The Company’s management assumes executive responsibility for assessing, identifying, and managing cybersecurity risks and incidents.
In particular, the Senior Vice President, Engineering and Operations (“SVP, E&O”) reports directly to the President, Chief Executive Officer, and Chairman of the Board and holds the highest level of executive responsibility for assessing and managing all cybersecurity threats, incidents, and risks at the Company, as well as developing and implementing all cybersecurity risk management, strategy, and governance recommendations.

The SVP, E&O holds key skills, experience, and competencies related to the management of cybersecurity matters. In particular, our current SVP, E&O has over 10 years of experience leading IT and OT physical security and cybersecurity.
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
•Updating and maintaining an internal incident response plan, including conducting cybersecurity incident drills to periodically assess the adequacy of the incident response plan;
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
As of March 16, 2026, the Company’s business strategy, operations, or financial condition have not been materially affected by any cybersecurity threats or incidents.
Item 2. Properties.
A description of our properties is included in Item 1. Business, and is incorporated herein by reference. For additional information on our midstream assets and their capacities, see Item 1. Business.
Our real property falls into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our gathering systems and other major facilities are located are owned by us in fee title, and we believe that we have valid title to these lands. The remainder of the land on which our major facilities are located are held by us pursuant to long-term leases or easements between us and the underlying fee owner or permits with governmental authorities. We believe that we have valid leasehold estates or fee ownership in such lands or valid permits with governmental authorities. We have no knowledge of any material challenge to the underlying fee title of any material lease, easement, right-of-way, permit, or license held by us or to our title to any material lease, easement, right-of-way, permit, or license. We believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits, and licenses with the exception of certain ordinary course encumbrances and permits with governmental entities that have been applied for, but not yet issued.
In addition, we lease various office spaces to support our operations.

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
Fiberspar Corporation. On May 3, 2022, Fiberspar Corporation (“Fiberspar”) filed a petition in the District Court of Harris County, Texas alleging, before costs and interest, over $5.0 million owed but not paid for orders of pipeline product from Fiberspar. The petition asserts causes of action for breach of contract and suit on sworn account. A civil action on the same claims had been filed by Fiberspar in 2016 but was dismissed without prejudice pursuant to a standstill and tolling agreement that expired in 2021. We filed an answer on September 6, 2022 denying Fiberspar’s claims and asserting counter claims. The case is pending in the District Court of Harris County, Texas and a trial date has been set for April 2026. We are unable to predict the final outcome of this matter.
Global Settlement. On August 4, 2021, SMLP and several of its subsidiaries entered into agreements to resolve government investigations into the previously disclosed 2015 Blacktail Release, from a pipeline owned and operated by Meadowlark Midstream, which at the time was a wholly owned subsidiary of Summit Investments (together with Meadowlark Midstream, the “Companies”). The Companies entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims against the Companies with respect to the 2015 Blacktail Release: (i) a Consent Decree with (a) the DOJ, on behalf of the U.S. Environmental Protection Agency and the U.S. Department of Interior, and (b) the State of North Dakota, on behalf of the North Dakota Department of Environmental Quality and the North Dakota Game and Fish Department, lodged with the U.S. District Court; (ii) a Plea Agreement with the U.S., by and through the U.S. Attorney for the District of North Dakota, and the Environmental Crimes Section of the DOJ; and (iii) a Consent Agreement with the NDIC (together, the “Global Settlement”).
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
The Consent Agreement settles a complaint brought by the NDIC in an administrative action against the Companies for alleged violations of the North Dakota Administrative Code (“NDAC”) arising from the 2015 Blacktail Release on the following terms: (i) the Companies admit to three counts of violating the NDAC; (ii) the Companies agree to follow the terms and conditions of the Consent Decree, including payment of penalty and reimbursement amounts set forth in the Consent Decree; and (iii) specified conditions in the Consent Decree regarding operation and testing of certain existing produced water pipelines shall survive until those pipelines are properly abandoned.
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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years. As of December 31, 2025, we have paid principal amounts totaling $28.0 million and we intend to fully satisfy all monetary obligations by December 31, 2026.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NYSE under the ticker symbol “SMC.” As of December 31, 2025, there were approximately 70 holders of our common stock and one holder of our non-economic Class B Common Stock. The number of holders of our common stock does not include holders that have common stock held for them in “street name,” meaning that the stock is held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that hold such stock in “street name” are not.
During the year ended December 31, 2025, we did not pay any dividends on our shares of common stock. Our Board of Directors reinstated cash dividends on our Series A Preferred Stock beginning on March 14, 2025. During the year ended December 31, 2025, we paid cash dividends totaling $13.4 million on our Series A Preferred Stock.
Our Dividend Policy and Restrictions on Dividends
General
On May 3, 2020, we suspended distributions to holders of our common units and suspended payments of distributions to holders of our Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation), and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because our Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, any accrued dividends on our Series A Preferred Stock must first be paid prior to the initiation of dividends to our holders of common stock. Our Board of Directors reinstated cash dividends on our Series A Preferred Stock beginning on March 14, 2025. As of December 31, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.6 million. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026.
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
Preferred Unit Dividends and Distributions
Series A Preferred Stock
The Company had 65,508 shares of Series A Preferred Stock outstanding as of December 31, 2025, and $46.6 million of accrued and unpaid dividends.
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
The dividend rate for our Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. See Note 12 - Equity and Mezzanine Equity to the consolidated financial statements for additional details. On February 28, 2025, we announced the resumption of dividends to holders of shares of Series A Preferred Stock. During the year ended December 31, 2025, cash dividend payments totaling $13.4 million were paid. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026.
Subsidiary Series A Preferred Units
Permian Holdco had 93,039 Subsidiary Series A Preferred Units outstanding as of December 31, 2025.
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
The distribution rate is 7.00% per annum of the $1,000 issue amount per outstanding Subsidiary Series A Preferred Unit. If the Subsidiary Series A Preferred Units were redeemed on December 31, 2025, the redemption amount would be $141.9 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco. The use of proceeds from the New Permian Transmission Facility will be used to, among other things, redeem in full the Subsidiary Series A Preferred Units. See “Part II Item 9 B. Other Information” and Note 12 - Equity and Mezzanine Equity to the consolidated financial statements for additional details.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the quarter or year ended December 31, 2025.
Issuer Purchases of Equity Securities
We made no repurchases of our common stock or common units of the Partnership during the quarter or year ended December 31, 2025.
STOCK PERFORMANCE GRAPH
The following graph compares, for the last five years, the performance of our common stock to the S&P 500 Index and our peer group. The chart assumes that the value of our investment in our common stock and each index was $100 as of December 31, 2020, and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Comparison of Cumulative Total Shareholder Return
Summit Midstream Corporation, Peer Group Index, and S&P 500 Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Summit Midstream Corporation
Peer Group Index
S&P 500 Index

Our peer group consists of the following:

Antero Midstream Corporation	Archrock, Inc.	Delek Logistics Partners, LP
DT Midstream, Inc.	Excelerate Energy, Inc.	Enerflex Ltd.
Enterprise Products Partners L.P.	Energy Transfer, L.P.	Gibson Energy Inc.
Genesis Energy, LP	Hess Midstream LP	Kodiak Gas Services, Inc.
Kinder Morgan, Inc.	Kinetik Holdings Inc.	Cheniere Energy, Inc.
MPLX LP	New Fortress Energy Inc.	NGL Energy Partners LP
Oil States International Inc.	ONEOK, Inc.	Plains All American Pipeline, L.P.
Targa Resources Corp.	USA Compression Partners, LP	Western Midstream Partners, LP
The Williams Companies, Inc.	Select Water Solutions, Inc.
The information in this Form 10-K appearing under the heading “Stock Performance Graph” is being “furnished” pursuant to Item 2.01(e) of Regulation S-K under the Securities Act and shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 2.01(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act except to the extent that we specifically request that it be treated as such.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of the Company and its subsidiaries. As a result, the following discussion for the year ended December 31, 2025 should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report. Among other things, the consolidated financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in Forward-Looking Statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Overview
We are a value-oriented company focused on developing, owning, and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental U.S.
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating, and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segment and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates. During the year ended December 31, 2025, these additional activities accounted for approximately 48% of our total revenues.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Years Ended December 31, 2025 and 2024” section herein.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Net loss	$(1,906)	$(113,175)	$(38,947)
Reportable Segment Adjusted EBITDA
Rockies	$106,935	$93,827	$87,390
Permian	33,980	31,227	24,207
Mid-Con	92,377	30,645	26,171
Piceance	44,774	52,704	59,749
Northeast	—	30,634	94,249

Net cash provided by operating activities	$133,595	$61,771	$126,906

Net cash provided by (used in) select investing activities:
Capital expenditures(1)	89,042	53,611	68,905
Investment in Double E equity method investee	3,816	3,880	3,500
Cash consideration paid for Moonrise Acquisition, net of cash acquired	(69,997)	—	—
Cash consideration paid for Tall Oak Acquisition, net of cash acquired	—	(154,154)	—
Proceeds from Utica Sale (excluding Ohio Gathering)	—	292,266	—
Proceeds from sale of Ohio Gathering	—	332,734	—
Proceeds from Mountaineer Transaction	—	69,304	—

Net cash provided by (used in) select financing activities:
Issuance of Additional 2029 Secured Notes	258,438	—	—
Borrowings on Amended and Restated ABL Facility	133,000	305,000	70,000
Debt repayments - ABL Facility	(325,000)	(313,000)	(87,000)
Debt repayments - Permian Transmission Term Loan	(12,324)	(15,524)	(10,507)
Distribution on Series A Preferred Shares	(13,393)	—	—
Distributions on Subsidiary Series A Preferred Shares	(6,513)	(6,513)	(6,512)
Issuance of 2029 Secured Notes	—	565,800	—
Debt repayments - Redemption of 2026 Unsecured Notes	—	(209,510)	—
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	—	(13,626)	—
Debt repayments - 2026 Secured Notes (2026 Secured Notes Asset Sale Offer)	—	(6,910)	—
Debt repayments - 2025 Senior Notes Redemption	—	(49,783)	—
Debt repayments - 2026 Secured Notes Redemption	—	(764,464)	—
Debt repayments - Repurchase of 2025 Senior Notes	—	—	(29,650)
Issuance of 2026 Unsecured Notes	—	—	29,480
________________________________
(1)See “Liquidity and Capital Resources” herein and Note 18 - Segment Information to the consolidated financial statements for additional information on capital expenditures.

Key Matters for the Year ended December 31, 2025. The following is a brief listing of significant developments and highlights for the fiscal year ended December 31, 2025, and up through the filing date of this Form 10-K. Additional information regarding these items may be found elsewhere in this Annual Report.
•Moonrise Acquisition. On March 10, 2025, we completed the acquisition of Moonrise Midstream, LLC (the “Moonrise Acquisition”) from Fundare Resources Company, LLC for approximately $90.0 million, consisting of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of our common stock. The Moonrise Acquisition expanded our existing footprint in the DJ Basin and provides our DJ Basin customers with additional processing capacity and flow assurance. The Moonrise Acquisition represents the continued execution of our consolidation efforts in the DJ Basin.
•Resumption of Series A Preferred Stock Dividend. On February 28, 2025, we announced that our Board of Directors approved the resumption of a quarterly cash dividend on our Series A Preferred Stock. During 2025, we paid $13.4 million of dividends on our Series A Preferred Stock and as of December 31, 2025, the Series A Preferred Stock had $46.6 million of cumulative unpaid dividends that must be repaid prior to the payment of a common stock dividend. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026.
•Integration of acquired businesses. We spent significant time throughout 2025 integrating both the Moonrise Acquisition and the Tall Oak Acquisition into our existing operations. Activities included conforming the acquired businesses to our operating policies and procedures and attaining acquisition synergies, including rationalizing compression equipment.
•Commercial success. During 2025, we executed several new commercial agreements with both existing and new customers, including a 10-year extension of a gathering agreement with a key customer in the Williston Basin and a new 15-year agreement with a key customer in the Williston Basin. Additionally, in 2025 Double E executed a new precedent agreement for 100 MMcf/d of firm capacity tied to an expansion of a processing plant located in Lea County, New Mexico. Subsequent to December 31, 2025, Double E (i) executed an agreement which includes 210 MMcf/d of firm capacity, with the first tranche of volume set to begin flowing in the fourth quarter of 2026, and an 11-year term and (ii) executed an agreement which includes 230 MMcf/d of firm capacity, with the first tranche of volume set to begin flowing in the fourth quarter of 2027, and over an 11-year term.
•Summit Permian Transmission and Permian Holdco Refinancing. In March 2026, we completed a $440.0 million refinancing of our Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility with a maturity in March 2031. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments, and a $50.0 million uncommitted incremental facility. The use of proceeds of the New Permian Transmission Facility includes, among other things, repayment in full of the Permian Transmission Credit Facilities and redemption in full of the outstanding Subsidiary Series A Preferred Units. In connection with the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices, including the ongoing U.S. military operation in Iran, the current Russia-Ukraine conflict, international sanctions against Russia, the U.S. military operation in Venezuela, and other sustained military campaigns;
•Natural gas, NGL and crude oil supply and demand dynamics;
•Actions of OPEC and its allies, including the ability and willingness of the members of OPEC and other exporting nations to agree to and maintain oil price and production controls;
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
Capital structure optimization and portfolio management. We intend to continue to improve our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long-term shareholder value. This may include opportunistic acquisitions, divestitures, re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our current cash balance, internally generated cash flow, our Amended and Restated ABL Facility, the New Permian Transmission Facility and access to debt or equity capital markets will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the U.S., certain events and conditions in foreign oil and natural gas producing countries, such as the ongoing U.S. military operation in Iran, Russia’s invasion of Ukraine, and the recent change in Venezuela’s political leadership, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
Natural gas, NGL and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the U.S. The average spot price of natural gas increased by approximately 61% from 2024 to 2025, primarily due to increasing demand. The average daily Henry Hub Natural Gas Spot Price was $3.52 per MMBtu during 2025, compared with $2.19 per MMBtu during 2024. As of January 31, 2026, Henry Hub 12-month strip pricing closed at $7.71 per MMBtu. During 2025, the number of active natural gas drilling rigs in the continental U.S. increased from 102 in December 2024 to 125 in December 2025, according to Baker Hughes. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation and increase in U.S. LNG exports. Despite these decreases, over the next several years we expect natural gas prices will continue to support continued upstream industry activity by producers focused on natural gas production.
In addition, certain of our gathering systems are directly affected by crude oil supply and demand dynamics. Crude oil prices decreased in 2025, with the average daily Cushing, Oklahoma West Texas Intermediate crude oil spot price average of $76.63 per barrel during 2024 decreasing to an average of $65.39 per barrel during 2025, representing a 15% decrease. As of January 31, 2026, West Texas Intermediate 12-month strip pricing closed at $60.26 per barrel. During 2025, the number of active crude oil drilling rigs in the continental U.S. decreased from 483 in December 2024 to 412 in December 2025, according to Baker Hughes. Despite these decreases, over the next several years we expect that crude oil prices will support continued drilling activity and increasing production in the Williston Basin, Permian Basin, and given the current regulatory environment in Colorado, in rural parts of the DJ Basin where we operate.
Despite improving fundamentals that should support additional development activities, we note that over the last several years there has been an increasing societal opposition to the production of hydrocarbons generally, which may be reflected in legislation, executive orders or regulations that may significantly restrict the domestic production of fossil fuels, including natural gas.
Growth in production from U.S. shale plays. Over the past several years, natural gas production from unconventional shale resources has increased due to advances in technology that allow producers to extract significant volumes of natural gas from unconventional shale plays on favorable economic terms relative to most conventional plays. In recent years, a number of producers and their joint venture partners, including large international operators, industrial manufacturers and private equity sponsors, have committed significant capital to the development of these unconventional resources, including the Piceance, Barnett, Bakken, Permian, and Arkoma Basin shale plays in which we operate. We believe that these long-term capital investments should support drilling activity in unconventional shale plays over the long term.
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
Inflation and operating costs. The annual rate of inflation in the U.S. hit 6.5% in December 2022, one of the highest increases in more than three decades, as measured by the Consumer Price Index. While inflation has declined since the second half of 2022, declining to 2.7% in December 2025, further increases in inflation in 2026 could increase our operating costs and the overall cost of capital projects we undertake. While some of our fee arrangements escalate based on changes in price indexes, these fee escalations may not be sufficient to offset an increase in our expenditures. Furthermore, inflation may impact producers’ economic decision making, which in turn could impact their willingness to develop acreage in areas that are more susceptible to inflationary pressures and labor force shortages.

How We Evaluate Our Operations
We currently conduct and report our operations in the midstream energy industry through four reportable segments: Rockies, Permian, Piceance, and Mid-Con. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (see Note 18 - Segment Information to the consolidated financial statements). Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance and we view these metrics as important factors in evaluating our profitability. These metrics include (i) throughput volume, (ii) revenues, (iii) operation and maintenance expenses, (iv) capital expenditures and (v) Segment Adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the year ended December 31, 2025.
During the year ended December 31, 2024, we divested of our Northeast operations, which consisted of midstream assets located in the Marcellus shale play and midstream assets located in the Utica shale play together with our equity method investment in Ohio Gathering that was focused on the Utica Shale.

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
Operation and Maintenance Expenses
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating our assets. Direct labor costs, compression costs, ad valorem taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities, and contract services comprise the most significant portion of our operation and maintenance expense. Other than utilities expense, these expenses are largely independent of volumes delivered through our gathering systems but may fluctuate depending on the activities performed during a specific period.

Our operation and maintenance expenses also include costs that are reimbursed by our customers, which are included in Other revenues.
Capital Expenditures
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
Segment Adjusted EBITDA
Segment Adjusted EBITDA is a supplemental financial measure used by management and by external users of our financial statements such as investors, commercial banks, research analysts, and others. Segment Adjusted EBITDA is used to assess:
•the ability of our assets to generate cash sufficient to make cash distributions and support our indebtedness;
•the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis;
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
Summit Midstream Corporation Tax Structure. We operate the Company in an Up-C tax structure whereby the Company owns 65% of SMLP as of December 31, 2025 and certain Tailwater Capital, LLC entities (“Tailwater Capital”) own the remaining 35% of SMLP as a noncontrolling interest. If Tailwater Capital converted their 6.5 million SMLP partnership units and 6.5 million Class B shares on December 31, 2025 for the Company’s common stock, the following adjustments would occur to the Company’s balance sheet and common shares outstanding.

	December 31, 2025	Hypothetical Conversion	Post Conversion
Total Assets	$2,387,609	$—	$2,387,609
Total Liabilities and Equity	$2,387,609	$—	$2,387,609

Outstanding Share Summary	December 31, 2025	Hypothetical Conversion	Post Conversion
Common Stock	12,262,320	6,524,467	18,786,787
Class B Common Stock	6,524,467	(6,524,467)	—
Additional Information. For additional information, see the “Results of Operations” section herein and the notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Results of Operations
Consolidated Overview for the Years Ended December 31, 2025 and 2024
Below is a discussion of changes in our results of operations for 2025 compared to 2024. A discussion of changes in our results of operations for 2024 compared to 2023 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 11, 2025.
The following table presents certain consolidated data and volume throughput for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024	Percentage change
	(In thousands)
Revenues:
Gathering services and related fees	$255,677	$200,844	27%
Natural gas, NGLs and condensate sales	265,059	195,027	36%
Other revenues	41,355	33,748	23%
Total revenues	562,091	429,619	31%
Costs and expenses:
Cost of natural gas and NGLs	149,139	114,996	30%
Operation and maintenance	149,139	100,968	48%
General and administrative	61,018	55,562	10%
Depreciation and amortization	114,159	100,647	13%
Transaction costs	4,900	30,956	(84%)
Acquisition integration costs	8,143	165	*
Loss on asset sales, net	486	1	*
Long-lived asset impairment	2,725	68,260	*
Total costs and expenses	489,709	471,555	4%
Other income, net	783	4,188	(81%)
Gain (loss) on interest rate swaps	(1,037)	4,127	(125%)
Gain (loss) on sale of business	(582)	82,187	*
Gain on sale of equity method investment	—	126,261	*
Interest expense	(94,737)	(115,446)	(18%)
Loss on early extinguishment of debt	—	(50,075)	*
Income from equity method investees	20,784	24,197	(14%)
Income (loss) before income taxes	(2,407)	33,503	(107%)
Income tax benefit (expense)	501	(146,678)	*
Net loss	$(1,906)	$(113,175)	(98%)

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	904	862	5%
Aggregate average daily throughput - liquids (Mbbl/d)	73	72	1%
_________________
*Not considered meaningful
(1)Excludes volume throughput for Ohio Gathering and Double E. For additional information, see the Northeast and Permian sections herein under the caption “Segment Overview for the Years Ended December 31, 2025 and 2024.”

Volumes – Gas. Natural gas throughput volumes increased 42 MMcf/d for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily reflecting:
•a volume throughput increase of 21 MMcf/d for the Rockies segment;
•a volume throughput increase of 256 MMcf/d for the Mid-Con segment; offset by
•a volume throughput decrease of 33 MMcf/d for the Piceance segment;
•a volume throughput decrease of 202 MMcf/d for the Northeast segment.
Volumes – Liquids. Crude oil and produced water volume throughput for the Rockies segment increased 1 Mbbl/d for the year ended December 31, 2025 compared to the year ended December 31, 2024.
For additional information on volumes, see the “Segment Overview for the Years Ended December 31, 2025 and 2024” section herein.
Revenues. Total revenues increased $132.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 comprised of a $54.8 million increase in gathering services and related fees, a $70.0 million increase in natural gas, NGLs and condensate sales and a $7.6 million increase in Other revenues.
Gathering services and related fees. Gathering services and related fees increased $54.8 million compared to the year ended December 31, 2024, primarily reflecting:
•a $85.9 million increase in the Mid-Con segment; offset by
•a $18.9 million decrease in the Northeast segment;
•a $11.7 million decrease in the Piceance segment;
•a $0.5 million decrease in the Rockies segment.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate sales revenue increased $70.0 million compared to the year ended December 31, 2024, primarily reflecting:
•a $53.9 million increase in the Rockies segment;
•a $16.8 million increase in the Mid-Con segment; offset by
•a $0.7 million decrease in the Piceance segment.
Costs and expenses. Total costs and expenses increased $18.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily reflecting:
Cost of Natural Gas and NGLs. Costs of Natural Gas and NGL’s increased $34.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of the Tall Oak Acquisition and the Moonrise Acquisition.
Operation and Maintenance. Operation and maintenance expense increased $48.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of the Tall Oak Acquisition and the Moonrise Acquisition, partially offset by the disposition of our Mountaineer Midstream system.
General and administrative. General and administrative expense increased $5.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increased employee salaries and benefit expense, as well as certain professional and other expenses associated with acquisition diligence costs.
Depreciation and amortization. Depreciation and amortization expense increased $13.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the Moonrise Acquisition and the Tall Oak Acquisition.
Transaction costs. During the year ended December 31, 2025, transaction costs primarily relate to the Moonrise Acquisition and Tall Oak Acquisition. In 2024, transaction costs primarily relate to the Tall Oak Acquisition and the Utica Sale.
Acquisition integration costs. Acquisition and integration costs in 2025 primarily relate to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Long-lived asset impairments. In 2025, we recognized impairments of $2.7 million, primarily related to the abandonment of aged pipeline that was no longer economical under the terms of our commercial arrangements. In 2024, we recognized impairments of $68.3 million primarily in connection with the Mountaineer Transaction.
Gain on sale of business. In 2024, we recognized a gain on sale of business primarily in connection with the disposition of the Utica midstream business in March of 2024.

Gain on sale of equity method investment. In 2024, we recognized a gain on sale of equity method investment related to the disposition of our equity method investment, Ohio Gathering, in March of 2024.
Interest Expense. Interest expense decreased $20.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to $44.6 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively, and $12.0 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024. The decrease was partially offset by $49.1 million of increased borrowing costs in connection with the issuance of the 2029 Secured Notes in July 2024 and January 2025. See Note 9 – Debt to the consolidated financial statements for additional details. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facilities.
Loss on early extinguishment of debt. Loss on early extinguishment of debt in 2024 is primarily related to amortization of debt issuance costs in connection with extinguishments of our 2026 Unsecured Notes, 2026 Secured Notes and 2025 Senior Notes.
Income taxes. For the year ended December 31, 2025, the Company recorded an income tax benefit of $0.5 million. The income tax benefit includes the impact from the allocation of income from SMLP to SMC as a result of the Company’s Up-C tax structure.

Segment Overview for the Years Ended December 31, 2025 and 2024
Rockies.
Volume throughput for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2025	2024	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	149	128	16%
Aggregate average daily throughput - liquids (Mbbl/d)	73	72	1%
Natural gas. Natural gas volume throughput for the year ended December 31, 2025 increased 16% compared to the year ended December 31, 2024, primarily reflecting 99 new well connections that came online during 2025 and additional throughput associated with the Moonrise Acquisition, partially offset by natural production declines.
Liquids. Liquids volume throughput for the year ended December 31, 2025 increased 1% compared to the year ended December 31, 2024, primarily reflecting 11 new well connections that came online during 2025 and additional throughput associated with the Moonrise Acquisition, partially offset by natural production declines.
Financial data for our Rockies reportable segment follows.

	Rockies
	Year ended December 31,
	2025	2024	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$62,760	$63,219	(1%)
Natural gas, NGLs and condensate sales	244,478	190,535	28%
Other revenues	22,113	14,757	50%
Total revenues	329,351	268,511	23%
Costs and expenses:
Cost of natural gas and NGLs	148,456	113,714	31%
Operation and maintenance	62,279	49,849	25%
General and administrative	6,438	4,785	35%
Depreciation and amortization	41,586	36,319	15%
Integration costs	65	—	*
(Gain) loss on asset sales, net	(6)	30	(120%)
Long-lived asset impairment	2,725	344	692%
Total costs and expenses	261,543	205,041	28%
Add:
Depreciation and amortization	41,586	36,319
Integration costs	65	—
Adjustments related to capital reimbursement activity	(6,977)	(6,348)
(Gain) loss on asset sales, net	(6)	30
Long-lived asset impairment	2,725	344
Other	1,734	12
Segment Adjusted EBITDA	$106,935	$93,827	14%
_________________
* Not considered meaningful

Year ended December 31, 2025. Segment Adjusted EBITDA increased $13.1 million compared to the year ended December 31, 2024 primarily as a result of margin mix and the Moonrise Acquisition.
The Company is providing additional financial and operational details below for its liquids related activities within its Rockies segment (in thousands):

Rockies liquids	Year Ended December 31,
	2025	2024
Gathering services and related fees	$46,304	$47,626
MVC shortfall (payments) in gathering services and related fees	—	—
Gathering services and related fees included in costs of goods sold	475	621
Adjustments related to capital reimbursement activity	(494)	(374)

The Company is providing below additional financial and operational details for its natural gas and other related activities within its Rockies segment (in thousands):

Rockies natural gas and other	Year Ended December 31,
	2025	2024
Gathering services and related fees	$16,456	$15,593
MVC shortfall (payments) in gathering services and related fees	(554)	(1,556)
Gathering services and related fees included in costs of goods sold	57,574	50,007
Adjustments related to capital reimbursement activity	(6,483)	(5,974)

Permian.
Volume throughput for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2025	2024	Percentage Change
Average daily throughput (MMcf/d) (Double E)	730	573	27%
Volume throughput for Double E increased 27% compared to the year ended December 31, 2024, as a result of increased throughput volumes from its customers.
The following table presents the MVC quantities that Double E’s shippers have contracted for under firm transportation service agreements and related negotiated rate agreements, excluding three new precedent agreements totaling 100 MMcf/d, 210 MMcf/d and 230 MMcf/d of firm capacity. The 100 MMcf/d agreement has a 10-year term and is expected to be placed into service in the fourth quarter of 2026. The 210 MMcf/d agreement has an 11-year term and will be implemented in two tranches: 70 MMcf/d is expected to be placed into service in the fourth quarter of 2026, with the remaining 140 MMcf/d anticipated to be placed into service in the third quarter of 2028. The 230 MMcf/d agreement has over an 11-year term and will be implemented in three tranches: 100 MMcf/d is expected to be placed into service in the fourth quarter of 2027, 80 MMcf/d in the fourth quarter of 2028, and an additional 50 MMcfd in the second quarter of 2029.

Weighted average MVC quantities for the year ended December 31,	(MMBtu/day)
2026	1,115,000
2027	1,115,000
2028	1,115,000
2029	1,115,000
2030	1,115,000
2031	1,009,521
2032	240,000
2033	240,000
2034	105,753
2035	9,863
Financial data for our Permian reportable segment follows.

	Permian
	Year ended December 31,
	2025	2024	Percentage Change
	(Dollars in thousands)
Revenues:
Other revenues	$3,641	$3,641	—%
Total revenues	3,641	3,641	—%
Costs and expenses:
General and administrative	197	169	17%
Transaction costs	27	—	*
Total costs and expenses	224	169	33%
Add:
Transaction costs	27	—
Proportional Adjusted EBITDA for Double E	30,536	27,755
Segment Adjusted EBITDA	$33,980	$31,227	9%
_________________
* Not considered meaningful

Year ended December 31, 2025. Segment Adjusted EBITDA increased $2.8 million compared to the year ended December 31, 2024 primarily as a result of an increase in Proportional Adjusted EBITDA from our equity method investment in Double E due to increased volumes described above.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follows.

	Mid-Con
	Year ended December 31,
	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	497	241	106%
Volume throughput increased 106% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of the Tall Oak Acquisition, 38 wells that came online during 2025, and the resumption of previous production curtailments associated with reductions in commodity pricing, partially offset by natural production declines.
Financial data for our Mid-Con reportable segment follows.

	Mid-Con
	Year ended December 31,
	2025	2024	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$131,538	$45,659	188%
Natural gas, NGLs and condensate sales	18,554	1,717	981%
Other revenues (1)	9,140	9,515	(4%)
Total revenues	159,232	56,891	180%
Costs and expenses:
Cost of natural gas and NGLs	9	129	*
Operation and maintenance	63,676	24,366	161%
General and administrative	2,316	1,349	72%
Depreciation and amortization	33,389	16,767	99%
Transaction costs	16	—	*
Integration costs	2,665	39	*
Gain on asset sales, net	(195)	—	*
Total costs and expenses	101,876	42,650	139%
Add:
Depreciation and amortization (1)	34,327	17,705
Transaction costs	16	—
Integration costs	2,665	39
Adjustments related to capital reimbursement activity	(1,847)	(1,340)
Gain on asset sales, net	(195)	—
Other	55	—
Segment Adjusted EBITDA	$92,377	$30,645	201%
_________________
*Not considered meaningful
(1)Includes the amortization expense associated with our favorable and unfavorable gas gathering contracts as reported in other revenues.
Year ended December 31, 2025. Segment Adjusted EBITDA increased $61.7 million compared to the year ended December 31, 2024 primarily as a result of the Tall Oak Acquisition and increased volume throughput discussed above.

Piceance.
Volume throughput for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2025	2024	Percentage Change
Aggregate average daily throughput (MMcf/d)	258	291	(11%)
Volume throughput for the year ended December 31, 2025 decreased 11% compared to the year ended December 31, 2024, primarily as a result of natural production declines.
Financial data for our Piceance reportable segment follows.

	Piceance
	Year ended December 31,
	2025	2024	Percentage Change
	(Dollars in thousands)
Revenues:
Gathering services and related fees	$61,379	$73,115	(16%)
Natural gas, NGLs and condensate sales	2,027	2,775	(27%)
Other revenues	6,461	5,109	26%
Total revenues	69,867	80,999	(14%)
Costs and expenses:
Cost of natural gas and NGLs	674	1,138	(41%)
Operation and maintenance	23,160	23,964	(3%)
General and administrative	1,287	1,298	(1%)
Depreciation and amortization	37,569	42,012	(11%)
(Gain) loss on asset sales, net	687	(8)	(8688%)
Total costs and expenses	63,377	68,404	(7%)
Add:
Depreciation and amortization	37,569	42,012
Adjustments related to capital reimbursement activity	(199)	(2,201)
(Gain) loss on asset sales, net	687	(8)
Other	227	306
Segment Adjusted EBITDA	$44,774	$52,704	(15%)
_________________
* Not considered meaningful
Year ended December 31, 2025. Segment Adjusted EBITDA decreased $7.9 million compared to the year ended December 31, 2024, primarily as a result of lower volume throughput discussed above as well as contractual step-downs.

Northeast.
Volume throughput for the Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2025	2024	Percentage Change
Average daily throughput (MMcf/d)	—	202	(100)%
Average daily throughput (MMcf/d) (Ohio Gathering)	—	212	(100)%
On March 22, 2024, we completed the disposition of Summit Utica, the owner of our previously owned equity method investment, Ohio Gathering, and on May 1, 2024, we completed the disposition of our Mountaineer Midstream system.

Financial data for our Northeast reportable segment follows.

	Northeast
	Year ended December 31,
	2025	2024	Percentage Change
Revenues:	(Dollars in thousands)

Gathering services and related fees	$—	$18,851	(100)%
Total revenues	—	18,851	(100)%
Costs and expenses:
Operation and maintenance	—	2,259	(100%)
General and administrative	—	220	(100)%
Depreciation and amortization	—	4,248	(100)%
Gain on asset sales, net	—	(21)	(100)%
Long-lived asset impairment	—	67,916	N/A
Total costs and expenses	—	74,622	(100%)
Add:
Depreciation and amortization	—	4,248
Adjustments related to capital reimbursement activity	—	(20)
Gain on asset sales, net	—	(21)
Long-lived asset impairment	—	67,916
Proportional Adjusted EBITDA for Ohio Gathering (1)	—	14,282
Other	—	—
Segment Adjusted EBITDA	$—	$30,634	(100%)
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
Year ended December 31, 2025. Segment Adjusted EBITDA decreased $30.6 million compared to the year ended December 31, 2024, as the result of the sale of our Mountaineer Midstream system and the disposition of Summit Utica, the owner of our previously owned equity method investment, Ohio Gathering.

Corporate and Other Overview for the Years Ended December 31, 2025 and 2024
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, interest expense, and losses on early extinguishment of debt. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Year ended December 31,
	2025	2024	Percentage Change
	(Dollars in thousands)
Costs and expenses:
General and administrative	50,780	47,741	6%
Transaction costs	4,857	30,956	(84%)
Acquisition integration costs	5,413	126	*
Interest expense	94,737	115,446	(18%)
_________________
* Not considered meaningful
General and administrative. For the year ended December 31, 2025, general and administrative expense attributable to Corporate and Other increased by $3.0 million compared to the year ended December 31, 2024, primarily due to increased employee salaries and benefit expense, as well as certain professional and other expenses associated with the evaluation of acquisitions. For the year ended December 31, 2025, general and administrative costs include $7.8 million of noncash stock-based compensation and $1.7 million of severance expense. For the year ended December 31, 2024, general and administrative expenses include $8.6 million of noncash stock-based compensation and $0.1 million of severance expense.
Transaction costs. During the year ended December 31, 2025, transaction costs primarily relate to the Moonrise Acquisition and the Tall Oak Acquisition. In 2024, transaction costs primarily relate to the Tall Oak Acquisition and Utica Sale.
Acquisition integration costs. Acquisition and integration costs in 2025 primarily relate to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Interest Expense. Interest expense decreased $20.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to $44.6 million of reduced interest expense as a result of the 2026 Secured Notes Tender Offer and the Asset Sale Offer that occurred in July 2024 and May 2024, respectively, and $12.0 million of reduced interest expense due to the full repayment and discharge of the 2026 Unsecured Notes in June 2024. The decrease was partially offset by $49.1 million of increased borrowing costs in connection with the issuance of the 2029 Secured Notes in July 2024 and January 2025.
See Note 9 – Debt to the consolidated financial statements for additional details. Interest expense does not include the impact of gains or losses from our interest rate swaps entered into for the Permian Transmission Credit Facilities.

Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as our current cash balance and external financing sources, including commercial bank borrowings, the issuance of debt, equity, and preferred equity securities, and proceeds from potential asset divestitures, to fund our capital expenditures. We believe that our Amended and Restated ABL Facility and Permian Transmission Credit Facility, together with internally generated cash flows, current cash balance and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months, and based on current expectations, the long-term, without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2025, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $0.8 million and (ii) letters of credit outstanding against our Permian Transmission Credit Facilities aggregating to $13.0 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the New Permian Transmission Facility. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of December 31, 2025, the First Lien Net Leverage Ratio was 0.48:1.00 and the Interest Coverage Ratio was 2.70:1.00. Beginning on June 30, 2026, the New Permian Transmission Facility will require Summit Permian Transmission to meet certain minimum debt service coverage ratios and, beginning on March 31, 2027, certain maximum total debt to EBITDA ratios.

Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement, with SMLP, consisting of a $500.0 million asset-based revolving credit facility. As of December 31, 2025, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), or (c) any date on which the aggregate Commitments terminate thereunder. As of December 31, 2025, there was $113.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $385.7 million after giving effect to certain adjustments that are primarily related to the issuance of $0.8 million of outstanding but undrawn irrevocable standby letters of credit.
New Permian Transmission Facility. On March 16, 2026, Summit Permian Transmission completed a $440.0 million refinancing of the Permian Transmission Credit Facilities in the form of a new term loan facility (the “New Permian Transmission Facility”) bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum) and a $50.0 million uncommitted incremental facility. The use of proceeds of the New Permian Transmission Facility includes, among other things, repayment in full of the Permian Transmission Credit Facilities and redemption in full of the Subsidiary Series A Preferred Units. In connection with the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029. The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, we issued an additional $250.0 million of the 2029 Secured Notes. The 2029 Secured Notes mature on October 31, 2029 and have interest payable semi-annually in arrears on each February 15 and August 15. As of December 31, 2025, the outstanding balance of the 2029 Secured Notes was $825.0 million.
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
Cash Flows

	Year ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$133,595	$61,771
Net cash provided by (used in) investing activities	(163,150)	487,059
Net cash provided by (used in) financing activities	24,035	(540,276)
Net change in cash, cash equivalents, and restricted cash	$(5,520)	$8,554
The components of the net change in cash, cash equivalents and restricted cash were as follows:
Operating activities. Details of operating cash flows follow.
Operating activity cash flows during the year ended December 31, 2025 primarily reflected:
•a net loss of $1.9 million plus adjustments of $148.3 million for non-cash items; and
•a $12.8 million outflow due to changes in working capital accounts.
Operating activity cash flows during the year ended December 31, 2024 primarily reflected:

•a net loss of $113.2 million plus adjustments of $192.9 million for non-cash items; and
•a $18.0 million outflow due to changes in working capital accounts.
Investing activities. Details of investing cash flows follow.
Investing activity cash flows during the year ended December 31, 2025 primarily reflected:
•$89.0 million of cash outflows for capital expenditures; and
• $70.0 million of cash outflows from the Moonrise Acquisition.
Investing activity cash flows during the year ended December 31, 2024 primarily reflected:
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
Financing activities. Details of financing cash flows follow.
Financing activity cash flows during the year ended December 31, 2025 primarily reflected:
•$325.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$12.3 million of cash outflows for repayments on the Permian Transmission Term Loan;
•$13.4 million of cash outflows for Distributions to Series A Preferred Shareholders;
•$6.5 million of cash outflows for Distributions to Subsidiary Series A Preferred Unitholders; offset by
•$258.4 million of cash inflows from the issuance of the Additional 2029 Secured Notes; and
•$133.0 million of cash inflows from borrowings on the Amended and Restated ABL Facility.
Financing activity cash flows during the year ended December 31, 2024 primarily reflected:
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
•$6.9 million of cash outflows for the 2026 Secured Notes Asset Sale Offer; offset by
•$565.8 million of cash inflows from the issuance of the 2029 Secured Notes; and
•$305.0 million of cash inflows from borrowings on the Amended and Restated ABL Facility.

Contractual Obligations Update
The Company’s cash flows generated from operations are the primary source for funding various contractual obligations. The table below summarizes the Company’s major commitments as of December 31, 2025 through 2030 (in thousands):

	Total	2026	2027	2028	2029	2030
Amended and Restated ABL Facility, due July 2029 (1)	139,588	$7,420	$7,420	$7,420	$117,328	$—
2029 Secured Notes, due October 2029	1,100,730	71,156	71,156	71,156	887,262	—
Permian Transmission Term Loan, due January 2028 (2)	129,297	28,145	23,569	77,583	—	—
Global Settlement for 2015 Blacktail Release (3)	8,333	8,333	—	—	—	—
Tall Oak earn-out	22,000	22,000	—	—	—	—
Lease obligations	7,753	3,398	2,854	816	477	208
Total (4)	$1,407,701	$140,452	$104,999	$156,975	$1,005,067	$208
(1)Amounts include an estimate for interest cost based on either the stated interest rate for fixed rate indebtedness or the interest rate in effect as of December 31, 2025 for variable rate indebtedness.
(2)Amounts include mandatory principal repayments of $21.3 million in 2026, which includes a $4.3 million principal payment that was made in January 2026 and $17.8 million in 2027. These amounts do not reflect the impact of the Summit Permian Transmission and Permian Holdco Refinancing (due March 2031). See Note 19 - Subsequent Events for additional information.
(3)Global Settlement amounts in the table exclude interest owed on the unpaid portion. See Note 10 - Commitments and Contingencies to the consolidated financial statements for additional details.
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
In connection with the consummation of the Corporate Reorganization, the Partnership Agreement was amended to, among other things, reflect that all of the issued and outstanding limited partnership interests of the Partnership are held by Summit Midstream Corporation. For information on the Corporate Reorganization, see Note 1 - Organization, Corporate Reorganization, Business Operations and Presentation and Consolidation.
For the year ended December 31, 2025, cash paid for capital expenditures totaled $89.0 million which included $17.3 million of maintenance capital expenditures. For the year ended December 31, 2025, we contributed $3.8 million to Double E.
We rely primarily on internally generated cash flows, our cash balance as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity, and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our internally generated cash flows, current cash balance, our Amended and Restated ABL Facility and the Permian Transmission Credit Facilities, and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
We estimate that our 2026 capital program will range from $85.0 million to $105.0 million, including between $15.0 million and $20.0 million of maintenance capital expenditures. We estimate that we will make an additional investment in our Double E equity method investee of approximately $35.0 million.
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
Credit and Counterparty Concentration Risks
We examine the creditworthiness of counterparties to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits, and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.

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
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following describes significant judgments and estimates used in the preparation of our consolidated financial statements.
Long-Lived Assets. Our long-lived assets consist of property, plant and equipment, and intangible assets that have been obtained by multiple business combinations and property, plant and equipment that has been constructed in recent years. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information, asset specific information and other projections on the performance of the assets acquired (including an analysis of discounted cash flows which can involve assumptions on weighted average cost of capital and projected cash flows of the assets acquired). Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. These projections also include projections on potential and contractual obligations assumed in these acquisitions. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can and often do, differ from our estimates.
As of December 31, 2025, we had net property, plant and equipment with a carrying value of approximately $1.8 billion and net intangible assets with a carrying value of approximately $153.6 million. When evidence exists that we will not be able to recover a long-lived asset’s carrying value through future cash flows, we write down the carrying value of the asset to its estimated fair value. We test assets for impairment when events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. With respect to property, plant and equipment, and our amortizing intangible assets, the carrying value of a long-lived asset is not recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposal. In this situation, we would recognize an impairment loss equal to the amount by which the carrying value exceeds the asset’s fair value. We determine fair value using a combination of approaches, including a market-based approach and an income-based approach in which we discount the asset’s expected future cash flows to reflect the risk associated with achieving the underlying cash flows. Any impairment determinations involve significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these estimates are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources. Due to the volatility of the inputs used, we cannot predict the likelihood of any future impairment.
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
Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows, and market multiple analysis. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our current interest rate risk exposure is largely related to our indebtedness. As of December 31, 2025, we had $825.0 million principal amount of fixed-rate debt, $113.0 million outstanding under our variable rate Amended and Restated ABL Facility and $117.0 million outstanding under our variable rate Permian Transmission Term Loan. As of December 31, 2025, we had $101.5 million of interest rate exposure hedged to offset the impact of changes in interest rates on our Permian Transmission Term Loan. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the year ended December 31, 2025, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $2.6 million assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility or Permian Transmission Term Loan.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Summit Midstream Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Midstream Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As described in Note 3 to the consolidated financial statements, on March 10, 2025, the Company completed the acquisition of Moonrise Midstream LLC, (“Moonrise”) for $70 million in cash and 462,265 shares of Common Stock of the Company. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values on the date of acquisition. The valuation of assets acquired are based on preliminary appraisals, available market data, and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using a weighted average cost of capital.
We identified the valuation of property, plant and equipment related to the Moonrise acquisition as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's selection of a weighted average cost of capital, and the preliminary fair value of the acquired property, plant and equipment assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's selection of a weighted average cost of capital, and the fair value of acquired property, plant and equipment included the following, among others:

•We tested the effectiveness of controls over the purchase price allocation, including management's controls over the assumptions used in the valuation of property, plant and equipment.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value of acquired property, plant and equipment by:
▪Evaluating the appropriateness of the valuation methodology.
▪Testing the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for property, plant and equipment, including comparing such estimates to independent market information to determine reasonableness.
▪Testing the methodology used for the valuation of rights-of-way.
▪Developing a range of independent estimates of the weighted average cost of capital and comparing to the weighted average cost of capital utilized by management.
▪Evaluated management's use of experts related to the valuation of certain acquired assets including qualifications and methodology.
Property, Plant and Equipment, Net - Determination of Impairment Indicators– Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As described in Notes 2 and 5 to the Company's consolidated financial statements, the Company recorded approximately $1.84 billion of property, plant and equipment, net as of December 31, 2025. The Company tests assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the Company concludes that an asset’s carrying value will not be recovered through future cash flows, the Company recognizes an impairment loss on the long-lived asset equal to the amount by which the carrying value exceeds its fair value.
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
•We evaluated management’s analysis of impairment indicators by:
▪Assessing whether long-lived assets having indicators of impairment were appropriately identified.
▪Considering industry reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management's analysis.
▪Evaluating management’s judgments around historical trends, macroeconomic and industry conditions, and whether projections are consistent with the Company’s operating strategy.
▪Inquiry of management over whether long-lived assets may be sold or otherwise disposed of significantly before the end of the assets' previously estimated useful life.
▪Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for long-lived assets.

/s/ Deloitte & Touche LLP
Houston, Texas
March 16, 2026
We have served as the Company’s auditor since 2009.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In thousands, except share and unit amounts)
ASSETS
Cash and cash equivalents	$9,274	$22,822
Restricted cash	10,405	2,377
Accounts receivable	69,752	77,058
Other current assets	7,490	16,014
Total current assets	96,921	118,271
Property, plant and equipment, net	1,844,146	1,785,029
Intangible assets, net	153,564	154,279
Investment in equity method investees	265,583	269,561
Other noncurrent assets	27,395	32,344
TOTAL ASSETS	$2,387,609	$2,359,484

LIABILITIES AND EQUITY
Trade accounts payable	$31,652	$25,162
Accrued expenses	24,270	38,176
Deferred revenue	10,122	9,595
Ad valorem taxes payable	10,190	9,544
Accrued compensation and employee benefits	12,063	11,222
Accrued interest	30,045	21,711
Accrued environmental remediation	1,710	1,430
Accrued settlement payable	8,333	6,667
Current portion of long-term debt	21,223	16,580
Other current liabilities	27,185	34,714
Total current liabilities	176,793	174,801
Deferred tax liabilities, net	73,635	63,326
Long-term debt, net	1,024,347	976,995
Noncurrent deferred revenue	18,398	25,373
Noncurrent accrued environmental remediation	52	768
Other noncurrent liabilities	6,532	20,150
Total liabilities	1,299,757	1,261,413
Commitments and contingencies (Note 10)

Mezzanine Equity
Subsidiary Series A Preferred Units (93,039 issued and outstanding as of December 31, 2025 and December 31, 2024)	141,296	132,946

Equity
Series A Preferred Stock (65,508 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024)	110,468	110,230
Common Stock, $0.01 par value (42,000,000 authorized as of December 31, 2025 and December 31, 2024; 12,262,320 and 10,659,220 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	122	106
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of December 31, 2025 and December 31, 2024; 6,524,467 and 7,471,008 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	65	75
Additional paid-in capital	638,427	540,714
Accumulated deficit	(202,902)	(183,333)
Total Company stockholders’ equity	546,180	467,792
Noncontrolling interest	400,376	497,333
Total equity	946,556	965,125
TOTAL LIABILITIES AND EQUITY	$2,387,609	$2,359,484
The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024	2023
	(In thousands, except per-share amount)
Revenues:
Gathering services and related fees	$255,677	$200,844	$248,223
Natural gas, NGLs and condensate sales	265,059	195,027	179,254
Other revenues	41,355	33,748	31,426
Total revenues	562,091	429,619	458,903
Costs and expenses:
Cost of natural gas and NGLs	149,139	114,996	112,462
Operation and maintenance	149,139	100,968	100,741
General and administrative	61,018	55,562	42,135
Depreciation and amortization	114,159	100,647	122,764
Transaction costs	4,900	30,956	1,251
Acquisition integration costs	8,143	165	2,654
(Gain) loss on asset sales, net	486	1	(260)
Long-lived asset impairment	2,725	68,260	540
Total costs and expenses	489,709	471,555	382,287
Other income, net	783	4,188	865
Gain (loss) on interest rate swaps	(1,037)	4,127	1,830
Gain (loss) on sale of business	(582)	82,187	(47)
Gain on sale of equity method investment	—	126,261	—
Interest expense	(94,737)	(115,446)	(140,784)
Loss on early extinguishment of debt	—	(50,075)	(10,934)
Income from equity method investees	20,784	24,197	33,829
Income (loss) before income taxes	(2,407)	33,503	(38,625)
Income tax benefit (expense)	501	(146,678)	(322)
Net loss	$(1,906)	$(113,175)	$(38,947)
Less: Net income attributable to Subsidiary Series A Preferred Units	(14,863)	(14,806)	(12,581)
Less: Net income attributable to Series A Preferred Stock	(13,631)	(13,337)	(11,566)
Add: Net loss attributable to noncontrolling interest	10,831	5,822	—
Net loss attributable to Summit Midstream Corporation	$(19,569)	$(135,496)	$(63,094)
Net loss per share:
Common stock – basic	$(1.61)	$(12.78)	$(6.11)
Common stock – diluted	$(1.61)	$(12.78)	$(6.11)

Weighted-average number of shares outstanding:
Common stock – basic	12,133	10,600	10,334
Common stock – diluted	12,133	10,600	10,334

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS EQUITY

	Partners’ Capital (Before Corporate Reorganization)		Equity (After Corporate Reorganization)
			Summit Midstream Corporation Stockholders
	Series A Preferred Units	Common Limited Partners’ Capital	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity
	(In thousands)
Partners’ capital, December 31, 2022	$85,327	$679,491	$—	$—	$—	$—	$—	$—	$764,818
Net income (loss)	11,566	(63,094)	—	—	—	—	—	—	(51,528)
Equity compensation	—	6,566	—	—	—	—	—	—	6,566
Tax withholdings and associated payments on vested Summit LTIP awards	—	(1,293)	—	—	—	—	—	—	(1,293)
Partners’ capital, December 31, 2023	$96,893	$621,670	$—	$—	$—	$—	$—	$—	$718,563
Net income (loss)	7,668	47,837	5,669	—	—		(183,333)	(5,822)	(127,981)
Equity compensation	—	5,415	—	—	—	3,146	—	—	8,561
Tax withholdings and associated payments on vested Summit LTIP awards	—	(1,882)	—	—	—	(144)	—	—	(2,026)
Corporate Reorganization	(104,561)	(673,040)	104,561	106	—	672,934	—	—	—
Tax impact of Corporate Reorganization	—	—	—	—	—	32,349	—	—	32,349
Tax impact of Up-C Structure	—	—	—	—	—	52,582	—	—	52,582
Issuance of noncontrolling interest (Tall Oak Acquisition)	—	—	—	—	75	(220,153)	—	503,155	283,077
Equity, December 31, 2024	$—	$—	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	—	—	13,631	—	—	—	(19,569)	(10,831)	(16,769)
Dividend paid on Series A Preferred Stock	—	—	(13,393)	—	—	—	—	—	(13,393)
Equity compensation	—	—	—	—	—	7,798	—	—	7,798
Tax withholdings and associated payments on vested Summit LTIP awards	—	—	—	1	—	(3,118)	—	—	(3,117)
Moonrise Acquisition	—	—	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	—	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	—	—	(10,983)	—	—	(10,983)
Equity shift	—	—	—	—	—	86,126	—	(86,126)	—
Equity, December 31, 2025	$—	$—	$110,468	$122	$65	$638,427	$(202,902)	$400,376	$946,556

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Operating activities:
Net loss	$(1,906)	$(113,175)	$(38,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(699)	146,831	—
Depreciation and amortization	115,097	101,585	123,702
Noncash lease expense	5,808	1,658	3,773
Amortization of debt issuance costs	4,033	11,439	12,685
Equity compensation	7,798	8,561	6,566
Income from equity method investees	(20,784)	(24,197)	(33,829)
Distributions from equity method investees	28,578	36,190	57,572
(Gain) loss on asset sales, net	486	1	(260)
Foreign currency (gain) loss	—	42	(102)
(Gain) loss on earn-out remeasurement	192	(6)	599
Loss on early extinguishment of debt	—	50,075	10,934
(Gain) loss on sale of business	582	(82,187)	47
Gain on sale of equity method investment	—	(126,261)	—
Unrealized loss on interest rate swaps	4,441	914	3,318
Long-lived asset impairment	2,725	68,260	540
Changes in operating assets and liabilities:
Accounts receivable	9,851	3,004	(3,352)
Trade accounts payable	5,548	1,119	4,483
Accrued expenses	(15,059)	(625)	5,586
Deferred revenue	(6,448)	(5,075)	(6,467)
Ad valorem taxes payable	646	1,001	(1,702)
Accrued interest	8,334	2,413	1,943
Accrued environmental remediation, net	(435)	(739)	(768)
Other, net	(15,193)	(19,057)	(19,415)
Net cash provided by operating activities	133,595	61,771	126,906
Investing activities:
Capital expenditures	(89,042)	(53,611)	(68,905)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	(69,997)	—	—
Investment in Double E equity method investee	(3,816)	(3,880)	(3,500)
Cash consideration paid for Tall Oak Acquisition, net of cash acquired	—	(154,154)	—
Proceeds from Utica Sale (excluding Ohio Gathering)	—	292,266	—
Proceeds from sale of Ohio Gathering	—	332,734	—
Proceeds from Mountaineer Transaction	—	69,304	—
Proceeds from asset sale	—	4,400	260
Other, net	(295)	—	(2,611)
Net cash provided by (used in) investing activities	(163,150)	487,059	(74,756)
Financing activities:
Issuance of Additional 2029 Secured Notes	258,438	—	—
Borrowings on Amended and Restated ABL Facility	133,000	305,000	70,000
Debt repayments - Amended and Restated ABL Facility	(325,000)	(313,000)	(87,000)
Debt repayments - Permian Transmission Term Loan	(12,324)	(15,524)	(10,507)
Distribution on Series A Preferred Shares	(13,393)	—	—
Distributions on Subsidiary Series A Preferred Units	(6,513)	(6,513)	(6,512)
Issuance of 2029 Secured Notes	—	565,800	—
Debt repayments - Redemption of 2026 Unsecured Notes	—	(209,510)	—
Debt repayments - 2026 Secured Notes (Excess Cash Flow Offer)	—	(13,626)	—
Debt repayments - 2026 Secured Notes (Asset Sale Offer)	—	(6,910)	—
Debt repayments - 2025 Senior Notes Redemption	—	(49,783)	—
Debt repayments - 2026 Secured Notes Tender Offer and Redemption	—	(764,464)	—
Debt repayments - Repurchase of 2025 Senior Notes	—	—	(29,650)
Issuance of 2026 Unsecured Notes	—	—	29,480
Debt extinguishment costs	—	(23,791)	(10,306)
Debt issuance costs	(4,872)	(4,675)	(2,968)
Other, net	(5,301)	(3,280)	(1,573)
Net cash provided by (used in) financing activities	24,035	(540,276)	(49,036)
Net change in cash, cash equivalents, and restricted cash	(5,520)	8,554	3,114
Cash, cash equivalents, and restricted cash, beginning of period	25,199	16,645	13,531
Cash, cash equivalents, and restricted cash, end of period	$19,679	$25,199	$16,645
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
The Company is a value-oriented company focused on developing, owning, and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations, in the continental U.S. The Company’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its subsidiary holding company, Summit Midstream Holdings, LLC, a Delaware limited liability company (“Summit Holdings”).
Corporate Reorganization. In connection with the Corporate Reorganization, SMLP entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SMLP, the Company, Summit SMC NewCo, LLC (“Merger Sub”), a wholly owned subsidiary of the Company, and Summit Midstream GP, LLC (the “General Partner”). Pursuant to the Merger Agreement, Merger Sub merged with and into SMLP (the “Merger”), with SMLP continuing as the surviving entity and a wholly owned subsidiary of the Company, with (i) each then outstanding common unit representing limited partner interests in SMLP automatically converting into the right to receive one share of the Company’s common stock and (ii) each then outstanding Series A Fixed to Floating Rate Cumulative Redeemable Perpetual Preferred Unit (“Series A Preferred Unit”) automatically converting into the right to receive one share of Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) of the Company. The Merger was accounted for as a common-control transaction between SMLP and Summit Midstream Corporation as a result of SMLP’s unitholders controlling both SMLP and Summit Midstream Corporation before and after the Merger. Upon consummation of the Corporate Reorganization, Summit Midstream Corporation recognized (i) income tax expense in its consolidated statements of operations for temporary differences that existed as of the date of the Corporate Reorganization, (ii) a tax benefit to equity due to changes in tax basis in assets and liabilities and (iii) a net deferred tax liability in its consolidated balance sheet. Upon completion of the Merger, SMLP’s common limited partner capital accounts were eliminated and replaced with shares of common stock, paid in capital, and retained deficit. Additionally, the Series A Preferred Units were exchanged for an equivalent number of shares of Series A Preferred Stock, with no substantive changes in contractual terms or investor cash flows.
As a result of the Corporate Reorganization, periods prior to August 1, 2024 reflect Summit Midstream as a limited partnership, not a corporation. References to common units for periods prior to the Corporate Reorganization refer to common units of SMLP, and references to common stock for periods following the Corporate Reorganization refer to shares of common stock of the Company.
Business Operations. The Company provides natural gas gathering, compression, treating, and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. In addition to these services, the Company also provides freshwater delivery services pursuant to short-term agreements with customers. The Company’s results are primarily driven by the volumes of natural gas that it transports, gathers, compresses, treats and/or processes as well as by the volumes of crude oil and produced water that it gathers.
Presentation and Consolidation. The Company prepares its consolidated financial statements in accordance with GAAP as established by the FASB. The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from its estimates. The consolidated financial statements include the assets, liabilities, and results of operations of Summit Midstream Corporation and its subsidiaries. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY
Cash, Cash Equivalents and Restricted Cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash that has restrictions on its availability to the Company is classified as restricted cash. The restricted cash balance of $10.4 million and $2.4 million as of December 31, 2025 and 2024, respectively, is related to proceeds that are available to finance Permian Transmission’s debt service or other general corporate purposes of Permian Transmission. See Note 9 - Debt for additional information.
Accounts Receivable. Accounts receivable relate to gathering and other services provided to the Company’s customers and other counterparties. The Company evaluates the collectability of its accounts receivable and estimates the allowance for credit losses using its historical credit loss information adjusted for current conditions forecasts.
Other Current Assets and Other Current Liabilities. As of December 31, 2024, other current assets and other current liabilities include a $9.8 million insurance receivable and a corresponding liability, in connection with an insured claim that was fully settled during January 2025.
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
Asset Retirement Obligations. The Company records a liability for asset retirement obligations only if and when a future asset retirement obligation with a determinable life is identified. For identified asset retirement obligations, the Company evaluates whether the expected retirement date and related costs of retirement can be estimated. The Company has concluded that its gathering and processing assets have an indeterminate life because they are owned and will operate for an indeterminate period when properly maintained. Because the Company does not have sufficient information to reasonably estimate the amount or timing of such obligations, and does not have any current plan to discontinue use of any significant assets, the Company did not provide for any asset retirement obligations as of December 31, 2025 or 2024.
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
Environmental Matters. The Company is subject to various federal, state, and local laws and regulations relating to the protection of the environment. Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties or insurers are recorded as assets when their realization is assured beyond a reasonable doubt.
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
Noncontrolling Interest. Noncontrolling interests represent the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the consolidated balance sheets. The Company’s noncontrolling interest was established in December 2024 in connection with the Tall Oak Acquisition, as a result of the Company owning SMLP alongside the former owners of Tall Oak. See Note 3 - Acquisitions and Divestitures for additional information.
As of December 31, 2025, the noncontrolling interest on the Company’s balance sheet reflects a 34.7% noncontrolling interest in SMLP.
Revenue. The Company provides gathering and/or processing services principally under contracts that contain one or more of the following arrangements described below:
•Fee-based arrangements. Under fee-based arrangements, the Company receives a fee or fees for one or more of the following services (i) natural gas gathering, treating, transporting, compressing, and/or processing, (ii) crude oil and/or produced water gathering and (iii) fresh water delivery services.
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
For the contracts described above, the Company reflects its revenues in the financial statement captions described below.

Financial statement caption:	Revenue description:
Revenues:
Gathering services and related fees	•Revenue earned from fee-based gathering, compression, treating, and processing services;
Natural gas, NGLs and condensate sales
•Revenue from the sale of physical natural gas and NGLs (including percent-of-proceeds arrangements; costs are presented within cost of natural gas and NGLs);
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

Certain of the Company’s gathering and/or processing agreements provide for monthly MVCs. Under these MVCs, customers agree to ship and/or process a minimum volume of production on the Company’s gathering systems or to pay a minimum monetary amount over certain periods during the term of the MVC. A customer must make a shortfall payment to the Company at the end of the contracted measurement period if its actual throughput volumes are less than its contractual MVC for that period. Certain customers are entitled to utilize shortfall payments to offset gathering fees in one or more subsequent contracted measurement periods to the extent that such customers’ throughput volumes in a subsequent contracted measurement period exceed its MVC for that contracted measurement period.
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
The Company recognizes customer obligations under their MVCs as revenue when (i) it considers it remote that the customer will utilize shortfall payments to offset gathering or processing fees in excess of its MVCs in subsequent periods; (ii) the customer incurs a shortfall in a contract with no banking mechanism or claw back provision; (iii) the customer’s banking mechanism has expired; or (iv) it is remote that the customer will use its unexercised right. In making this determination, the Company considers both quantitative and qualitative facts and circumstances, including, but not limited to, contract terms, capacity of the associated pipeline or receipt point and/or expectations regarding future investment, drilling, and production.
The majority of the Company’s revenue is derived from long-term, fee-based contracts with its customers, which include original terms of up to 25 years. The Company also earns revenue in the Rockies, Piceance, and Mid-Con reporting segments from the sale of physical natural gas purchased from certain producers under percent-of-proceeds arrangements which are reported in Natural gas, NGLs and condensate sales. Consideration received from our producers for gathering services under percentage of proceeds arrangements is recognized as a reduction to cost of gas purchased and is presented net within cost of natural gas and NGLs. The Company also sells condensate and NGLs retained from certain of its gathering services in the Piceance, Rockies, and Mid-Con reporting segments. Revenues from the sale of condensate are recognized in Natural gas, NGLs and condensate sales. Certain customers reimburse the Company for costs incurred on their behalf. The Company records costs incurred and reimbursed by its customers on a gross basis, with the revenue component recognized in Other revenues and the associated expense included in operations and maintenance expense.
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
Income Taxes. Prior to the consummation of the Corporate Reorganization on August 1, 2024, SMLP was treated as a partnership for federal and state income tax purposes, in which the taxable income or loss generally was passed through to its unitholders. SMLP was also subject to the Texas margin tax. Therefore, for periods prior to the Corporate Reorganization, with the exception of the state of Texas, SMLP did not directly pay federal and state income taxes and no entity-level income tax provision was recognized, other than for the effect of the Texas margin tax.
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
The Company records income tax balances in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and, (2) for those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. For tax positions which do not meet the more-likely-than-not threshold, the Company records uncertain tax positions in accordance with ASC 740.
Interest Rate Swaps. Interest rate swap agreements are reported as either assets or liabilities on the consolidated balance sheet at fair value. Interest rate swap agreements are not designated as cash-flow hedges, and accordingly, changes in fair value are recorded in earnings. The Company does not use interest rate swap agreements for speculative purposes.

Accounting Standards Recently Implemented. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-9 prospectively on this annual report as of and for the year ended December 31, 2025.
New Accounting Standards Not Yet Implemented in this Annual Report.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact this standard will have on its disclosures.
ASU 2025-11, Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact this standard will have on its consolidated financial statements and disclosures.
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
The fair values of certain assets and liabilities, including property, plant and equipment, and other intangible assets required the use of significant judgments and estimates.
The following table sets forth the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date. Certain data and assessments necessary to complete the purchase price allocation are still under evaluation, including, but not limited to, the valuation of property, plant and equipment, and intangible assets. The Company will finalize the purchase price allocation during the twelve-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

Moonrise Purchase Price Allocation (in thousands):
Total consideration paid for Moonrise (1)	$89,771
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,879
Accounts receivable	3,482
Other current assets	204
Property, plant and equipment, net	74,124
Intangible assets	13,114
Other assets	758
Trade accounts payable, accrued expenses and other	(3,790)
Net assets acquired and liabilities assumed	$89,771
(1) Purchase price consideration includes $17.9 million of equity consideration (462,265 shares valued at $38.71 per share on March 10, 2025) as well as $1.9 million of cash acquired.
The assets acquired and liabilities assumed were recorded at their preliminary estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The valuation of certain assets, including property, are based on preliminary appraisals. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using a weighted average cost of capital.
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of approximately 30 years.
Subsequent to the Moonrise Acquisition, during the second quarter of 2025, the Company integrated the Moonrise assets within its Niobrara G&P system. As a result of the integration, it is impracticable to disclose the amounts of revenues and earnings that the Moonrise Acquisition contributed to the Company’s consolidated statements of operations during the reporting period.
Tall Oak Business Contribution Agreement. On December 2, 2024, the Company completed the transaction contemplated in the Business Contribution Agreement (the “Tall Oak Business Contribution Agreement”), by and among the Company, SMLP, and Tall Oak Midstream Holdings, LLC, a Delaware limited liability company (“Tall Oak Parent”), pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak Midstream Operating, LLC, a Delaware limited liability company (“Tall Oak”), to the Company in exchange for an aggregate amount equal to (i) $425.0 million, consisting of (a) $155.0 million in cash consideration, subject to certain adjustments contemplated by the Tall Oak Business Contribution Agreement, and (b) 7,471,008 shares of Class B Common Stock and 7,471,008 Partnership Common Units, plus (ii) potential cumulative earn-out payments continuing through March 31, 2026, not to exceed $25.0 million in the aggregate, that Tall Oak Parent may become entitled to receive pursuant to the Tall Oak Business Contribution Agreement, subject to Tall Oak and its customers meeting certain development requirements (the “Tall Oak Acquisition”). During the year ended December 31, 2024, the Company paid $0.8 million to Tall Oak Midstream Management, LLC for transition services in connection with the Tall Oak acquisition, which is recorded within general and administrative expense on the consolidated statements of operations. See Note 11 - Financial Instruments for additional information regarding the Tall Oak earn-out.
The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date. No material changes were made subsequent to the provisional purchase accounting measurements initially recorded in December 2024 for the Tall Oak Acquisition.

Purchase Price Allocation (in thousands):
Total consideration paid for Tall Oak (1)	$459,305
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	846
Accounts receivable	10,448
Other current assets	4,741
Property, plant and equipment, net	436,418
Intangible assets	17,752
Trade accounts payable, accrued expenses and other	(10,900)
Net assets acquired and liabilities assumed	$459,305
(1) Purchase price consideration includes $283.1 million of equity consideration.(7,471,008 shares of Class B common stock valued at $37.89 per share on December 2, 2024)
The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The fair value of acquired equipment is based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital.
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of 30 years.
From the date of the Tall Oak Acquisition through December 31, 2024, revenues and operating income associated with the operations acquired through the acquisition totaled $6.8 million and $3.3 million, respectively.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of SMC as if the Moonrise Acquisition and Tall Oak Acquisition had occurred on January 1, 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in thousands)
Revenues	$566,070	$543,481
Net loss	$(2,704)	$(80,168)
The unaudited pro forma information is for information purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at January 1, 2024, nor is it necessarily indicative of future operating results.
Sale of Summit Utica Sale. On March 22, 2024, SMLP completed the disposition of Summit Midstream Utica, LLC (“Summit Utica”) to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments (the “Utica Sale”). Summit Utica was the owner of (i) approximately 36% of the issued and outstanding equity interests in Ohio Gathering Company, L.L.C. (“OGC”), (ii) approximately 38% of the issued and outstanding equity interests in Ohio Condensate Company, L.L.C. (“OCC” and, together with OGC, “Ohio Gathering”) and (iii) midstream assets located in the Utica Shale. Ohio Gathering was the owner of a natural gas gathering system and condensate stabilization facility located in Belmont and Monroe counties in the Utica Shale in southeastern Ohio.
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
The purchase and sale agreement for the sale of Summit Utica did not discretely list values for OGC, OCC or SMLP’s midstream assets located in the Utica Shale. Using fair value methods allowed by GAAP, the Company derived a fair value estimate for the disposed assets and then determined the appropriate gain recognition amount for each disposal to include in its consolidated financial statements. The estimated fair values were determined utilizing a discounted cash flow technique based on estimated revenues, costs, capital expenditures, and an appropriate discount rate. Given the unobservable nature of the inputs, the fair value measurement is deemed to use Level 3 inputs. Based on these fair values, the Company recognized a gain on the disposition of the Utica midstream business of $85.6 million, which is recorded within gain on sale of business in the Company’s consolidated statements of operations, and a gain of $126.3 million related to the disposition of Ohio Gathering, which is recorded within gain on sale of Ohio Gathering in the Company’s consolidated statements of operations.
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

	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Gathering services and related fees	$27,416	$10,810	$10,043	$1,200	$—	$—

Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments, see Note 18 - Segment Information.

	Year ended December 31, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Rockies	$62,760	$244,478	$22,113	$329,351
Permian	—	—	3,641	3,641
Mid-Con	131,538	18,554	9,140	159,232
Piceance	61,379	2,027	6,461	69,867
Northeast	—	—	—	—
Total reportable segments	255,677	265,059	41,355	562,091
Corporate and other	—	—	—	—
Total	$255,677	$265,059	$41,355	$562,091

	Year ended December 31, 2024
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Rockies	$63,219	$190,535	$14,757	$268,511
Permian	—	—	3,641	3,641
Mid-Con	45,659	1,717	9,515	56,891
Piceance	73,115	2,775	5,109	80,999
Northeast	18,851	—	—	18,851
Total reportable segments	200,844	195,027	33,022	428,893
Corporate and other	—	—	726	726
Total	$200,844	$195,027	$33,748	$429,619

	Year ended December 31, 2023
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(in thousands)
Reportable Segments:
Rockies	$65,869	$173,688	$15,474	$255,031
Permian	—	—	3,570	3,570
Mid-Con	37,508	778	6,831	45,117
Piceance	81,041	4,788	5,588	91,417
Northeast	63,805	—	—	63,805
Total reportable segments	248,223	179,254	31,463	458,940
Corporate and other	—	—	(37)	(37)
Total	$248,223	$179,254	$31,426	$458,903

5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow.

	December 31, 2025	December 31, 2024
	(In thousands)
Gathering and processing systems and related equipment	$2,451,820	$2,372,881
Construction in progress	54,367	57,611
Land and line fill	16,311	12,816
Other	70,756	66,303
Total	2,593,254	2,509,611
Less: accumulated depreciation	(749,108)	(724,582)
Property, plant and equipment, net	$1,844,146	$1,785,029
When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs under GAAP’s fair value hierarchy. The Company recognized $2.7 million, $68.3 million, and $0.5 million of impairments during the fiscal years ended December 31, 2025, 2024, and 2023, respectively. The Company cannot predict the likelihood of future impairments, if any.
Depreciation expense and capitalized interest for the Company follow.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Depreciation expense	$98,876	$85,615	$95,307
Capitalized interest	1,785	1,164	1,284
6. INTANGIBLE ASSETS
Details regarding the Company’s intangible assets follow.

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(17,623)	$3,440
Contract intangibles	146,900	(141,439)	5,461
Rights-of-way	209,022	(72,795)	136,227
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$385,421	$(231,857)	$153,564

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net
	(In thousands)
Favorable gas gathering contracts	$21,063	$(16,685)	$4,378
Contract intangibles	146,900	(134,885)	12,015
Rights-of-way	197,077	(67,627)	129,450
Indefinite-lived intangibles	8,436	—	8,436
Total intangible assets	$373,476	$(219,197)	$154,279

The Company recognized amortization expense of its favorable gas gathering contracts in Other revenues as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Amortization expense – favorable gas gathering contracts	$938	$938	$938
The Company recognized amortization expense of its contract and right of way intangibles in costs and expenses as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Amortization expense – contract intangibles	$6,554	$7,093	$18,881
Amortization expense – rights-of-way	8,730	7,940	8,576
The Company’s estimated aggregate annual amortization expected to be recognized for each of the five succeeding fiscal years and thereafter, as of December 31, 2025, follows.

(In thousands)
2026	$14,967
2027	9,506
2028	9,338
2029	8,893
2030	8,233
7. EQUITY METHOD INVESTMENTS
As of December 31, 2025, the Company has an equity method investment in Double E, the balance of which is included in the Investment in equity method investees caption on the consolidated balance sheets. On March 22, 2024, in connection with the Utica Sale, the Company sold its investment in Ohio Gathering and recognized a $126.3 million gain, which is recorded within Gain on sale of equity method investment within the consolidated statements of operations. See Note 3 - Acquisitions and Divestitures for additional information.
Details of the Company’s equity method investments follow.

	December 31, 2025	December 31, 2024
	(In thousands)
Double E (1)	$265,583	$269,561
(1) The Company’s investment balance in Double E includes capitalized interest costs.
Double E. The Company, through its wholly owned subsidiary Summit Permian Transmission, LLC (“Summit Permian
Transmission”), has a 70% ownership in Double E Pipeline, LLC (“Double E”). Double E owns a long-haul natural gas pipeline (the “Double E Pipeline”) that provides transportation service for residue natural gas from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas. The Double E Pipeline commenced operations in November 2021 and during the years ended December 31, 2025 and 2024, the Company made cash investments of $3.8 million and $3.9 million, respectively, in Double E. During the year ended December 31, 2025, Double E made distributions to its investors totaling $44.0 million of which the Company received $30.8 million. All amounts received by the Company were utilized for payment of interest and principal on the Permian Transmission Term Loan and distributions to the holders of the Subsidiary Series A Preferred Units.
Double E is deemed to be a variable interest entity as defined in GAAP. Summit Permian Transmission was not deemed to be the primary beneficiary of Double E due to the voting rights of Double E’s other owner regarding significant matters. The Company accounts for its ownership interest in Double E as an equity method investment because it has significant influence over Double E.

Summarized balance sheet information for Double E follows (amounts represent 100% of investee financial information).

	December 31, 2025	December 31, 2024
	(In thousands)
Current assets	$9,850	$10,762
Noncurrent assets	374,971	385,837
Total assets	$384,821	$396,599

Current liabilities	$6,780	$10,987
Noncurrent liabilities	10,424	11,890
Total liabilities	$17,204	$22,877
Summarized statements of operations information for Double E follows (amounts represent 100% of investee financial information).

	Year Ended December 31, 2025
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended	Year Ended December 31, 2023
	(In thousands)
Total revenues	$56,889	$52,981		$42,335
Total operating expenses	27,611	28,328		26,868
Net income	$29,270	$24,660		$15,467
As of December 31, 2025 and 2024, the Company’s carrying amount of its interest in Double E approximated its underlying investment.
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
8. DEFERRED REVENUE
The balances in deferred revenue as of December 31, 2025 and 2024 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current deferred revenue follows.

(In thousands)
Current deferred revenue, December 31, 2024	$9,595
Additions	11,106
Less: revenue recognized and other	(10,579)
Current deferred revenue, December 31, 2025	$10,122
An update of noncurrent deferred revenue follows.

(In thousands)
Noncurrent deferred revenue, December 31, 2024	$25,373
Additions	3,953
Less: reclassification to current deferred revenue and other	(10,928)
Noncurrent deferred revenue, December 31, 2025	$18,398

9. DEBT
Debt for the Company as of December 31, 2025 and 2024 follows.

	December 31, 2025	December 31, 2024
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$113,000	$305,000
Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	116,998	129,321
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	575,000
Less: unamortized debt discount and debt issuance costs	(9,428)	(15,746)
Total debt, net of unamortized debt discount, premium and debt issuance costs	1,045,570	993,575
Less: current portion of Permian Transmission Term Loan (1)	(21,223)	(16,580)
Total long-term debt	$1,024,347	$976,995
(1)Amounts include $4.3 million for 2025 principal payment made on January 2, 2026.
The aggregate amount of Company’s debt maturing during each of the years after December 31, 2025 are as follows (in thousands):

2026	$21,223
2027	17,769
2028	78,006
2029	938,000
2030	—
Thereafter	—
Total debt	$1,054,998
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to that certain Amended and Restated Loan and Security Agreement (the “Amended and Restated ABL Agreement”), with SMLP, the subsidiaries party thereto, Bank of America, N.A., as agent, and the several lenders and other agents party thereto, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of December 31, 2025, the most recent borrowing base determination of eligible assets, totaled $809.8 million, an amount greater than the $500.0 million of aggregate lending commitments.
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of December 31, 2025, the First Lien Net Leverage Ratio was 0.48:1.00 and the Interest Coverage Ratio was 2.70:1.00, and the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
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
As of December 31, 2025, the applicable margin under the adjusted SOFR borrowings was 2.75%, the interest rate was 6.57%, and the total available borrowing capacity totaled $385.7 million, after giving effect to certain adjustments that are primarily related to the issuance of $0.8 million in outstanding but undrawn irrevocable standby letters of credit.
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
Permian Transmission Credit Facilities. On March 8, 2021 (the “Permian Closing Date”), the Company’s unrestricted subsidiary, Summit Permian Transmission, entered into a Credit Agreement which allows for $175.0 million of senior secured credit facilities (the “Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million Working Capital Facility. The Permian Transmission Credit Facilities can be used to finance Summit Permian Transmission’s capital calls associated with its investment in Double E, debt service, and other general corporate purposes.

Unexpended proceeds from draws on the Permian Transmission Credit Facilities are classified as restricted cash on the accompanying consolidated balance sheets.
As of December 31, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475%, the interest rate was 6.50% and the unused portion of the Permian Transmission Credit Facilities totaled $2.0 million, subject to a commitment fee of 0.7% after giving effect to the issuance of $13.0 million in outstanding but undrawn irrevocable standby letters of credit. Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 90% of the Permian Term Loan Facility at a fixed SOFR rate of 1.23%. As of December 31, 2025, the Company was in compliance with the financial covenants of the Permian Transmission Credit Facilities. See Note 19 - Subsequent Events for additional information.
Permian Transmission Term Loan. In accordance with the terms of the Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Permian Transmission Term Loan”). The Permian Transmission Term Loan is due January 2028. As of December 31, 2025, the applicable margin under adjusted term SOFR borrowings was 2.475% and the interest rate was 6.50%. As of December 31, 2025, the Company was in compliance with the financial covenants governing the Permian Transmission Term Loan. See Note 19 - Subsequent Events for additional information.
In accordance with the terms of the Permian Transmission Term Loan, Summit Permian Transmission is required to make mandatory principal repayments. Below is a summary of the remaining mandatory principal repayments as of December 31, 2025:

(In thousands)	Total	2026 (1)	2027	2028	2029	Thereafter
Amortizing principal repayments	$116,998	$21,223	$17,769	$78,006	$—	$—
(1)Amounts include $4.3 million for 2025 principal payment made on January 2, 2026.
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
As of December 31, 2025, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.
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
On July 26, 2024, concurrently with delivery of the notice of redemption, Summit Holdings and Finance Corp irrevocably deposited $121.2 million in aggregate principal amount of non-callable United States Treasury securities, which included amounts for principal, interest, and premium with the trustee to satisfy and discharge the 2026 Secured Notes until redeemed on October 15, 2024 with the funds deposited with the trustee. On October 15, 2024, the 2026 Secured Notes were fully repaid, and as of December 31, 2025, no amounts of the 2026 Secured Notes remained outstanding.
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
On June 7, 2024, Summit Holdings and Finance Corp. delivered a redemption notice with respect to all $209.5 million of the outstanding 2026 Unsecured Notes. On June 24, 2024, the 2026 Unsecured Notes were fully repaid and discharged. As of December 31, 2025, no amounts of the 2026 Unsecured Notes remained outstanding.
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
On July 26, 2024, concurrently with the closing of the offering of 2029 Secured Notes, Summit Holdings and Finance Corp. irrevocably deposited $50.6 million in aggregate principal amount of non-callable U.S. Treasury securities, which included amounts for principal and interest with the trustee to satisfy and discharge the 2025 Senior Notes until redeemed with the funds deposited with the trustee. On August 16, 2024, the 2025 Senior Notes were fully repaid, and as of December 31, 2025, no amounts of the 2025 Senior Notes remained outstanding.
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
As of December 31, 2025, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to December 31, 2026. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2023	$2,937
Payments made	(1,160)
Changes in estimates	421
Accrued environmental remediation, December 31, 2024	$2,198
Payments made	(260)
Changes in estimates	(176)
Accrued environmental remediation, December 31, 2025	$1,762
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice, the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of December 31, 2025 and 2024, the accrued loss liability for the 2015 Blacktail Release was $8.3 million and $15.0 million, respectively, and are recorded within Other noncurrent liabilities and Accrued settlement payable within the consolidated balance sheets. The Company intends to fully satisfy all monetary obligations related to the 2015 Blacktail Release by December 31, 2026.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, $25.0 million payable to the federal government over five years, and $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief including but not limited to control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by defendant Summit Midstream Partners, LLC (the “Defendant”) for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021 and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
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
Legal Proceedings. The Company is involved in various litigation and administrative proceedings arising in the ordinary course of business. In the opinion of management, any liabilities, which include insured claims, would not individually or in the aggregate have a material adverse effect on the Company’s financial position or results of operations. When a liability is covered by insurance, the Company reports the gross liability for the loss and a separate asset for the estimate of the probable amount recoverable from the insurance company. As of December 31, 2025, the Company has an accrued loss liability of $0.9 million related to ongoing legal matters.
11. FINANCIAL INSTRUMENTS
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash and cash equivalents and restricted cash in bank deposit accounts that frequently exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk.
Accounts receivable primarily comprise amounts due for the gathering, compression, treating, and processing services the Company provides to its customers and also the sale of natural gas liquids resulting from its processing services. This industry concentration has the potential to impact its overall exposure to credit risk, either positively or negatively, in that the Company’s customers may be similarly affected by changes in economic, industry or other conditions. The Company monitors the creditworthiness of its counterparties and can require letters of credit or other forms of credit assurance for receivables from counterparties that are judged to have substandard credit unless the credit risk can otherwise be mitigated.
Fair Value. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and trade accounts payable reported on the consolidated balance sheet approximates fair value due to their short-term maturities.
A summary of the estimated fair value of the Company’s debt financial instruments follows.

	December 31, 2025		December 31, 2024
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(in thousands)
2029 Secured Notes	$825,000	$851,125	$575,000	$595,125
(1) Excludes applicable unamortized debt issuance costs and debt discounts.
The carrying values on the balance sheets of both the Amended and Restated ABL Facility and Permian Transmission Term Loan represents their fair values due to their floating interest rates. The fair value for the 2029 Secured Notes is based on an average of nonbinding broker quotes as of December 31, 2025 and 2024. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value.
Deferred Earn-Outs. The estimated fair value of the Company’s deferred earn-outs are remeasured each reporting period and estimated using discounted cash flow techniques with appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out is deemed to use Level 3 inputs.
Tall Oak earn-out: In connection with the Tall Oak Acquisition, the Company incurred a deferred earn-out liability. As of December 31, 2025, the estimated fair value of the deferred earn-out liability recorded on the Company’s consolidated balance sheet was $21.5 million which is reflected within other current liabilities. The earn-out becomes payable to Tall Oak Parent subject to Tall Oak and its customers meeting certain development requirements.
Interest Rate Swaps. In connection with the Permian Transmission Term Loan, formerly the Permian Transmission Credit Facilities, SMLP entered into amortizing interest rate swap agreements. As of December 31, 2025 and 2024, the outstanding notional amount of interest rate swaps was $101.5 million and $116.4 million, respectively. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Company’s variable rate debt to fixed rate debt. The Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into, and the Company actively monitors the creditworthiness where applicable. However, there can be no assurance that a counterparty will be able to meet its obligations to the Company. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of December 31, 2025 and 2024, the Company’s interest rate swap agreements had a fair value of $6.6 million and $11.0 million, respectively, and are recorded within other noncurrent assets within the consolidated balance sheets. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
12. EQUITY AND MEZZANINE EQUITY
Common Stock. Upon the consummation of the Corporate Reorganization, each outstanding common unit of SMLP was converted into the right to receive 1.000 shares of common stock of Summit Midstream Corporation. An update on the number of shares of common stock issued and outstanding follows for the period from December 31, 2022 to December 31, 2025.

	Common Units	Shares of Common Stock
Units, December 31, 2022	10,182,763	—
Common units issued for SMLP LTIP, net	193,426	—
Units, December 31, 2023	10,376,189	—
Common units issued for SMLP LTIP, net	272,496	—
Corporate Reorganization	(10,648,685)	10,648,685
Shares issued for SMC LTIP, net	—	10,535
Shares, December 31, 2024	—	10,659,220
Conversion of Class B Common Stock and Partnership Common Units	—	946,541
Shares issued for SMC LTIP, net	—	194,294
Moonrise Acquisition	—	462,265
Shares, December 31, 2025	—	12,262,320
Class B Common Stock. In the Tall Oak Acquisition, the Company issued 7,471,008 shares of non-economic Class B Common Stock to Tall Oak Parent. Such shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2022 to December 31, 2025.

Shares of Class B Common Stock
Shares, December 31, 2022	—
Shares, December 31, 2023	—
Tall Oak Acquisition	7,471,008
Shares, December 31, 2024	7,471,008
Conversion of Class B Common Stock	(946,541)
Shares, December 31, 2025	6,524,467
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
The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on December 15, 2025 for the period ending March 31, 2026 was 11.4%.

On May 3, 2020, SMLP suspended distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. On February 28, 2025, the Company announced the resumption of its dividends to holders of shares of Series A Preferred Stock (the “Series A Preferred Dividend”). During the year ended December 31, 2025, cash dividend payments totaling $13.4 million were paid.
As of December 31, 2025, the Company had 65,508 shares of Series A Preferred Stock outstanding and $46.6 million of accrued and unpaid distributions on the Series A Preferred Stock. See Note 19 - Subsequent Events for additional information.
An update on the number of shares of Series A Preferred Stock is as follows for the period from December 31, 2022 to December 31, 2025.

	Series A Preferred Units	Series A Preferred Stock
Units, December 31, 2022	65,508	—
2023 activity	—	—
Units, December 31, 2023	65,508	—
Corporate Reorganization	(65,508)	65,508
Shares, December 31, 2024	—	65,508
2025 activity	—	—
Shares, December 31, 2025	—	65,508
Partnership Common Units. In the Tall Oak Acquisition, the Company issued 7,471,008 Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of the Company’s common stock at the election of the holder for no additional consideration.
An update on the number of Partnership Common Units not owned by the Company follows for the period from December 31, 2022 to December 31, 2025.

Partnership Common Units
Units, December 31, 2022	—
Units, December 31, 2023	—
Tall Oak Acquisition	7,471,008
Units, December 31, 2024	7,471,008
Conversion of Partnership Common Units	(946,541)
Units, December 31, 2025	6,524,467
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
The Company records its Subsidiary Series A Preferred Units at fair value upon issuance, net of issuance costs, and subsequently records an effective interest method accretion amount each reporting period to accrete the carrying value to a most probable redemption value that is based on a predetermined internal rate of return measure. As of December 31, 2025 and 2024, the Company had 93,039 Subsidiary Series A Preferred Units outstanding.
If the Subsidiary Series A Preferred Units were redeemed on December 31, 2025, the redemption amount would be $141.9 million, when considering the applicable multiple of invested capital metric and make-whole amount provisions contained in the Amended and Restated Limited Liability Company Agreement of Permian Holdco. See Note 19 - Subsequent Events for additional information.
The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2022 through December 31, 2025, net of $0.6 million and $1.1 million of unamortized issuance costs as of December 31, 2025 and December 31, 2024, respectively:

(in thousands)
Balance as of December 31, 2022	$118,584
Redemption accretion, net of issuance cost amortization	12,581
Cash distribution (includes $1.6 million distribution payable as of December 31, 2023)	(6,513)
Balance as of December 31, 2023	$124,652
Redemption accretion, net of issuance cost amortization	14,807
Cash distribution (includes $1.6 million distribution payable as of December 31, 2024)	$(6,513)
Balance as of December 31, 2024	$132,946
Redemption accretion, net of issuance cost amortization	14,863
Cash distribution (includes $1.6 million distribution payable as of December 31, 2025)	(6,513)
Balance as of December 31, 2025	$141,296
Noncontrolling Interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the consolidated balance sheet. As of December 31, 2025, the Company’s noncontrolling interest is approximately 34.7% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
Balance as of December 31, 2023	$—
Issuance of noncontrolling interest (Tall Oak Acquisition)	503,155
Net loss	(5,822)
Balance as of December 31, 2024	$497,333
Net loss	(10,831)
Equity shift - Change in Ownership of Consolidated Subsidiary	(86,126)
Balance as of December 31, 2025	$400,376
Equity shift - Change in Ownership of Consolidated Subsidiary. The Tall Oak Acquisition resulted in the establishment of a noncontrolling interest on December 2, 2024 due to the issuance of 7,471,008 Partnership Common Units in Summit Midstream Partners, LP to Tall Oak Parent.

During the year ended December 31, 2025, the Company had an equity shift and its noncontrolling interest was reduced by $86.1 million primarily due to an increase in the number of SMC shares outstanding and a corresponding increase in SMC’s ownership of SMLP’s net assets. The increase in SMC’s outstanding share count, which also resulted in an equivalent increase of SMLP’s issued units, was a result of (a) the issuance of 0.9 million SMC shares to Tall Oak Midstream Investments, LLC (“TOMI”) for the exchange and conversion of TOMI’s ownership of 0.9 million SMC’s Class B Common Stock and associated 0.9 million Partnership Common Units, (b) the issuance of 0.5 million SMC shares for the Moonrise Acquisition (See Note 3 - Acquisitions and Divestitures) and (c) employee share-based compensation vesting events.
Dividend Policy. On May 3, 2020, SMLP suspended distributions to holders of its common units and suspended payments of distributions to holders of the Series A Preferred Units, commencing with respect to the quarter ending March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. On February 28, 2025, the Company announced the resumption of its Series A Preferred Dividend. During the year ended December 31, 2025, cash dividend payments totaling $13.4 million were paid. As of December 31, 2025, the amount of accrued and unpaid dividends on the Series A Preferred Stock totaled $46.6 million. See Note 19 - Subsequent Events for additional information.
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

	Year ended December 31,
	2025	2024	2023
	(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net loss	$(1,906)	$(113,175)	$(38,947)
Less: Net income attributable to Subsidiary Series A Preferred Units	(14,863)	(14,806)	(12,581)
Net loss attributable to noncontrolling interest	10,831	5,822	—
Net loss attributable Summit Midstream Corporation	(5,938)	(122,159)	(51,528)

Less: Net income attributable to Series A Preferred Stock	(13,631)	(13,337)	(11,566)
Net loss attributable to common equity holders	$(19,569)	$(135,496)	$(63,094)

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	12,133	10,600	10,334
Effect of nonvested restricted stock units	—	—	—
Effect of assumed conversion and elimination of noncontrolling interest net income	—	—	—
Weighted-average number of shares outstanding – diluted	12,133	10,600	10,334

Net Loss per share:
Common Stock – basic	$(1.61)	$(12.78)	$(6.11)
Common Stock – diluted	$(1.61)	$(12.78)	$(6.11)
Class B Common Stock – basic and diluted	$—	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	437	546	245
Class B Common Stock	6,527	592	—

14. SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$83,357	$101,779	$127,022
Cash paid for taxes	$299	$22	$15

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$10,861	$10,684	$11,612
Equity consideration issued for Moonrise Acquisition	$17,895	$—	$—
Equity consideration issued for Tall Oak Acquisition	$—	$283,077	$—
2025 Senior Notes Exchange	$—	$—	$180,030
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$14,863	$14,807	$12,581
15. EQUITY AND NONCASH COMPENSATION
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
Significant items for the year ended December 31, 2025:
•For the year ended December 31, 2025, the Company granted 149,297 time-based restricted stock units and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $5.2 million and the awards vest ratably over a three-year period. As of December 31, 2025, the Company has 355,150 unvested phantom time-based restricted stock units outstanding.
•For the year ended December 31, 2025, the Company granted 90,081 performance-based restricted stock units and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.4 million and the awards vest at the end of three years. As of December 31, 2025, the Company has 310,048 unvested phantom performance-based restricted stock units outstanding.
•For the year ended December 31, 2025, the Company issued 18,372 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
As of December 31, 2025, approximately 0.6 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.6 million of granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
The following table presents phantom award activity for the periods presented inclusive of activity before and after the Corporate Reorganization:

	Units	Weighted-average grant date fair value
Nonvested phantom awards, December 31, 2022	605,142	$17.62
Phantom awards granted	323,371	17.29
Phantom awards vested	(236,154)	15.69
Phantom awards forfeited	(3,892)	20.50
Nonvested phantom awards, December 31, 2023	688,467	17.69
Phantom awards granted	377,036	18.52
Phantom awards vested	(349,064)	17.92
Phantom awards forfeited	(19,129)	15.92
Nonvested phantom awards, December 31, 2024	697,310	19.19
Phantom awards granted	239,378	39.90
Phantom awards vested	(260,236)	17.70
Phantom awards forfeited	(11,254)	27.31
Nonvested phantom awards, December 31, 2025	665,198	$25.92
The intrinsic value of phantom units and restricted stock units that vested during the years ended December 31, 2023, 2024 and 2025 follows.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Intrinsic value of vested LTIP awards	$9,633	$7,375	$3,758
As of December 31, 2025, the unrecognized share-based compensation related to the SMC LTIP was $7.3 million. Incremental unit-based compensation will be recorded over the remaining weighted-average vesting period of approximately 0.8 years.

Share-based compensation recognized in general and administrative expense related to awards under the SMC LTIP during the years ended December 31, 2023, 2024 and 2025 follows.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
SMC LTIP share-based compensation	$7,798	$8,561	$6,566
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
Effective August 1, 2024, pursuant to the Corporate Reorganization, Summit Midstream Corporation became a corporation and thus is subject to U.S. federal and state income taxes. Upon consummation of the Corporate Reorganization, Summit Midstream Corporation recognized (i) an incremental $153.0 million income tax expense in its consolidated statements of operations for temporary differences that existed as of the date of the Corporate Reorganization, (ii) a $32.4 million tax benefit to equity due to changes in tax bases and liabilities and (iii) a net deferred tax liability of $120.6 million in its consolidated balance sheet.
On December 2, 2024, the Company completed the transaction contemplated in the Tall Oak Business Contribution Agreement, pursuant to which Tall Oak Parent contributed all of its equity interests in Tall Oak to SMLP in exchange for total consideration equal to $425.0 million. Upon completion of the Tall Oak Acquisition, the Company, and Tall Oak Parent jointly owned SMLP each with economic and voting rights, and Tall Oak Parent owned exchangeable non-economic Class B Common Stock with Company voting rights (the “Up-C Structure”). Starting on December 2, 2024, SMLP is treated as a partnership for income tax reporting purposes. Its partners, including the Company, are liable for federal, state, and local income taxes based on their share of SMLP’s taxable income.
The provision (benefit) for income taxes included the following components:

(in thousands)	2025	2024	2023
Current:
Federal	$—	$—	$—
State	200	(135)	322
	$200	$(135)	$322
Deferred:
Federal	$(245)	$124,330	$—
State	(456)	22,483	—
	$(701)	$146,813	$—
Provision (benefit) for income taxes	$(501)	$146,678	$322

The following reconciles the provision for income taxes included in the consolidated statements of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income for the year ended December 31, 2025 in accordance with ASU 2023-09:

(in thousands)	2025	%
Pretax Income	$(2,407)

US Federal Statutory Tax Rate	(505)	21%
State and Local Income Taxes, Net of Federal Benefit	(144)	6%
Nontaxable/Nondeductible Items
Limitation on Executive Compensation	2,271	(94)%
Share-Based Compensation	(691)	29%
Noncontrolling Interest	(847)	35%
Other Adjustments
Deferred Tax Adjustment	(611)	25%
Change in Outside Basis	28	(1)%
Other Tax Expense	(2)	—%
Total Tax Expense (Benefit)	$(501)	21%
The Company’s state and local income tax benefit consists of operations in Colorado, North Dakota, New Mexico, Oklahoma, and Texas.
The following reconciles the provision for income taxes included in the consolidated statement of operations with the provision which would result from application of the statutory federal tax rate to pre-tax financial income for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

(in thousands)	2024	2023
Income (loss) before income taxes	$33,503	$(38,625)
Increase (decrease) resulting from:
Pretax income at federal statutory rates	7,036	(8,111)
State income taxes, net of federal income tax effect	(804)	322
Corporate reorganization	152,992	—
Transaction costs	1,086	—
Minority interests in Summit Midstream Partners, LP	1,222	—
Removal of noncontrolling interests	(3,304)	—
Removal of nontaxable income	(11,550)	8,111
Provision (benefit) for income taxes	$146,678	$322
Effective Tax Rate	438%	(1)%

The components of the Company’s deferred tax balances as of December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Deferred tax liabilities:
Investment in Partnership	$(117,043)	$(86,227)
Total deferred tax liabilities	$(117,043)	$(86,227)

Deferred tax assets:
Interest expense	9,830	6,001
Net operating loss carryforward	33,321	15,683
Other	257	1,217
Subtotal	$43,408	$22,901
Valuation allowance	—	—
Total deferred tax assets	$43,408	$22,901
Net deferred tax liability	$(73,635)	$(63,326)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of December 31, 2025.
As of December 31, 2025, the Company has $139.6 million of U.S. federal net operating loss carryforwards that have an indefinite life and $118.0 million of state net operating losses that will begin to expire in 2044.
The Company’s policy is to record interest and penalties for uncertain tax positions in income tax expense. At December 31, 2025, the Company did not have any uncertain tax positions, interest, or penalties.
17. LEASES
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
Significant assumptions or judgments include the determination of whether a contract contains a lease and the discount rate used in the lease liabilities. Often, the rates implicit in the lease contracts are not readily determinable. In determining the discount rate used for lease liabilities, the Company analyzed certain factors in its incremental borrowing rate, including collateral assumptions and the term used. As of December 31, 2025 the Company’s weighted average discount rate for it’s operating leases and finance leases was 6% and 7%, respectively.

Right of Use (“ROU”) assets (included in other noncurrent assets on the Company’s consolidated balance sheet) and lease liabilities (included in Other current liabilities and Other noncurrent liabilities on the Company’s consolidated balance sheet) follow:

	December 31, 2025	December 31, 2024
	(In thousands)

ROU assets
Operating	$5,068	$8,513
Finance	3,514	3,861
	$8,582	$12,374
Lease liabilities, current
Operating	$1,534	$5,801
Finance	1,412	1,382
	$2,946	$7,183
Lease liabilities, noncurrent
Operating	$3,590	$3,390
Finance	1,414	1,560
	$5,004	$4,950
Lease cost and other information follow:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Lease cost
Finance lease cost:
Amortization of ROU assets (included in depreciation and amortization)	$1,459	$1,186	$686
Interest on lease liabilities (included in interest expense)	159	156	62
Operating lease cost (included in general and administrative expense)	643	916	1,999
	$2,261	$2,258	$2,747

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$6,607	$3,328	$3,975
Operating cash outflows from finance leases	159	156	62
Financing cash outflows from finance leases	1,412	1,148	610
ROU assets obtained in exchange for new operating lease liabilities	2,363	3,882	3,516
ROU assets obtained in exchange for new finance lease liabilities	2,303	1,781	1,238
Weighted-average remaining lease term (years) - operating leases	7.3	2.2	3.6
Weighted-average remaining lease term (years) - finance leases	2.2	2.3	2.5
Weighted-average discount rate - operating leases	6%	7%	6%
Weighted-average discount rate - finance leases	7%	6%	5%

The Company recognizes total lease expense incurred or allocated to us in general and administrative expenses. Lease expense related to operating leases, including lease expense incurred on the Company’s behalf and allocated to us, was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Lease expense	$18,469	$6,179	$5,898
Future minimum lease payments due under noncancelable leases as of December 31, 2025, were as follows:

	December 31, 2025
	(In thousands)
	Operating	Finance
2026	$2,000	$1,398
2027	1,881	973
2028	389	427
2029	443	34
2030	208	—
Thereafter	1,742	—
Total future minimum lease payments	$6,663	$2,832
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
As of December 31, 2025, the Company’s reportable segments are:
•Rockies – Includes the Company’s midstream assets located in the Williston Basin and the DJ Basin.
•Permian – Includes the Company’s equity method investment in Double E.
•Mid-Con – Includes the Company’s midstream assets located in the Barnett Shale and, following the Tall Oak Acquisition, the Arkoma Basin.
•Piceance – Includes the Company’s midstream assets located in the Piceance Basin.
•Northeast – Includes the Company’s previously owned midstream assets located in the Utica and Marcellus shale plays and the previously owned equity method investment in Ohio Gathering that was focused on the Utica Shale. During the year ended December 31, 2024, the Company divested of its Northeast operations. See Note 3 - Acquisitions and Divestitures for additional information.

The following table provides information about the Company’s reportable segments:

	Rockies	Permian	Mid-Con	Piceance	Northeast
Year Ended December 31, 2025
Revenues: (1)
Gathering services and related fees	$62,760	$—	$131,538	$61,379	$—
Natural gas, NGL’s and condensate sales	244,478	—	18,554	2,027	—
Other revenues	22,113	3,641	9,140	6,461	—
Total revenues	$329,351	$3,641	$159,232	$69,867	$—
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$206,504	$—	$8	$675	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing, and other fees)	(58,048)	—	—	—	—
Employee costs	20,388	—	10,222	6,403	—
Materials, parts, and, other operating expenses	20,805	—	13,576	7,195	—
Indirect and passthrough (3)	22,154	—	40,252	9,779	—
Other segment items (2)	10,613	(30,339)	2,797	1,041	—
Segment Adjusted EBITDA	$106,935	$33,980	$92,377	$44,774	$—

	Rockies	Permian	Mid-Con	Piceance	Northeast
Year Ended December 31, 2024
Revenues: (1)
Gathering services and related fees	$63,219	$—	$45,659	$73,115	$18,851
Natural gas, NGL’s and condensate sales	190,535	—	1,717	2,775	—
Other revenues	14,757	3,641	9,515	5,109	—
Total revenues	$268,511	$3,641	$56,891	$80,999	$18,851
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$164,342	$—	$—	$1,138	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing, and other fees)	(50,628)	—	129	—	—
Employee costs	16,379	—	3,822	6,480	661
Materials, parts and, other operating expenses	17,936	—	4,960	7,769	868
Indirect and passthrough (3)	16,811	—	15,837	9,924	754
Other segment items (2)	9,844	(27,586)	1,498	2,984	(14,066)
Segment Adjusted EBITDA	$93,827	$31,227	$30,645	$52,704	$30,634

	Rockies	Permian	Mid-Con	Piceance	Northeast
Year Ended December 31, 2023
Revenues: (1)
Gathering services and related fees	$65,869	$—	$37,508	$81,041	$63,805
Natural gas, NGL’s and condensate sales	173,688	—	778	4,788	—
Other revenues	15,474	3,570	6,831	5,588	—
Total revenues	$255,031	$3,570	$45,117	$91,417	$63,805
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$149,655	$—	$—	$2,357	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing, and other fees)	(39,550)	—	—	—	—
Employee costs	15,516	—	3,214	5,935	2,622
Materials, parts and, other operating expenses	18,158	—	2,977	7,206	3,453
Indirect and passthrough (3)	17,244	—	12,234	10,439	2,869
Other segment items (2)	6,618	(20,637)	521	5,731	(39,388)
Segment Adjusted EBITDA	$87,390	$24,207	$26,171	$59,749	$94,249
(1) The Company’s revenues are attributable solely to external customers located within the U.S.
(2) For the year ended December 31, 2025 and 2024 and 2023, other segment items consist primarily of the following:
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
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.
Assets by reportable segment follow.

	December 31,
	2025	2024
	(in thousands)
Assets: (1)
Rockies	$983,074	$917,293
Permian	283,090	285,280
Mid-Con	753,517	746,549
Piceance	341,957	389,668
Northeast	—	—
Total reportable segment assets	2,361,638	2,338,790
Corporate and Other	25,971	20,694
Total assets	$2,387,609	$2,359,484
(1) The Company’s long-lived assets are located within the U.S.
Counterparties accounting for a significant portion of total revenues were as follows:

	Year ended December 31,
	2025	2024	2023
Percentage of total revenues:
Counterparty A - Piceance	*	*	10%
Counterparty B - Rockies, Mid-Con	29%	17%	13%
Counterparty C - Rockies	*	13%	*
________________________________________________________
* Less than 10% in the aggregate
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Depreciation and amortization:
Rockies	$41,586	$36,319	$36,148
Mid-Con(1)	34,327	17,705	16,171
Piceance	37,569	42,012	52,014
Northeast	—	4,248	17,856
Total reportable segment depreciation and amortization	113,482	100,284	122,189
Corporate and Other	1,615	1,301	1,513
Total depreciation and amortization	$115,097	$101,585	$123,702
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.

Cash paid for capital expenditures by reportable segment follow.

	Year ended December 31,
	2025	2024
	(In thousands)
Cash paid for capital expenditures:
Rockies	$39,713	$44,092
Mid-Con	44,202	1,312
Piceance	1,774	2,361
Northeast	—	2,980
Total reportable segment capital expenditures	85,689	50,745
Corporate and Other	3,353	2,866
Total cash paid for capital expenditures	$89,042	$53,611
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

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes:
Total Segment Adjusted EBITDA	$278,066	$239,037	$291,766
Less:
Corporate and other expense (1)	45,769	26,697	26,898
Income from equity method investee	(20,784)	(24,197)	(33,829)
Interest expense	94,737	115,446	140,784
Depreciation and amortization (2)	115,097	101,585	123,702
Proportional Adjusted EBITDA for equity method investees (3)	30,536	42,038	61,070
Adjustments related to capital reimbursement activity (4)	(9,023)	(9,909)	(9,874)
Equity compensation	7,798	8,561	6,566
(Gain) loss on asset sales, net	486	1	(260)
(Gain) loss on sale of business	582	(82,187)	47
Gain on sale of equity method investment	—	(126,261)	—
Long-lived asset impairment	2,725	68,260	540
Transaction costs and other	12,550	35,425	3,813
Loss on early extinguishment of debt	—	50,075	10,934
Income (loss) before income taxes	$(2,407)	$33,503	$(38,625)
______________________________________
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, For the years ended December 31, 2025, 2024 and 2023, Other expense consists primarily of gain on interest rate swaps.
(2)Includes the amortization expense associated with the Company’s favorable gas gathering contracts as reported in other revenues.
(3)The Company recorded financial results of its investment in Ohio Gathering on a one-month lag and is based on the financial information available to the Company during the reporting period. With the divestiture of Ohio Gathering in March 2024, Proportional Adjusted EBITDA, for the year ended December 31, 2024, includes financial results from December 1, 2023 through March 22, 2024.
(4)Contributions in aid of construction are recognized over the remaining term of the respective contract. The Company includes adjustments related to capital reimbursement activity in its calculation of Segment Adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

19. SUBSEQUENT EVENTS
Double E Commercial Update. In January of 2026, our equity method investment, Double E, executed an agreement which includes 210 MMcf/d of firm capacity on the Double E Pipeline, with the first tranche of volume set to begin flowing in the fourth quarter of 2026, and an 11-year term. Additionally, in February 2026, Double E executed an agreement which includes 230 MMcf/d of firm capacity on the Double E Pipeline, with the first tranche of volume set to begin flowing in the fourth quarter of 2027, and over an 11-year term.
Summit Permian Transmission and Permian Holdco Refinancing. On March 16, 2026, Summit Permian Transmission completed a $440.0 million refinancing of the Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum) and a $50.0 million uncommitted incremental facility. The use of proceeds of the New Permian Transmission Facility includes, among other things, repayment in full of the Permian Transmission Credit Facilities and redemption in full of the outstanding Subsidiary Series A Preferred Units. In connection with the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement. As of March 16, 2026, $340.0 million of term loans was outstanding under the New Permian Transmission Facility.
Repayment of accrued and unpaid dividends. In March 2026, the Company’s Board of Directors approved the payment of any and all accrued and unpaid dividends on the Company’s Series A Preferred Stock, including the $46.6 million of accrued and unpaid dividends outstanding as of December 31, 2025. The Company expects to pay the accrued and unpaid dividends on the Series A Preferred Stock upon satisfaction of certain notice requirements, which the Company expects to complete by March 31, 2026.
For additional information, see “Part II Item 9B. Other Information.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2025 and 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. An evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2025, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, included below this report.

/s/ J. HEATH DENEKE
J. Heath Deneke
President and Chief Executive Officer, Summit Midstream Corporation

/s/ WILLIAM J. MAULT
William J. Mault
Executive Vice President and Chief Financial Officer, Summit Midstream Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Summit Midstream Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Summit Midstream Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Houston, Texas
March 16, 2026

Item 9B. Other Information.
(A) Disclosure in lieu of reporting on a Current Report on Form 8-K.
On March 16, 2026 (the “Closing Date”), Summit Permian Transmission, an unrestricted subsidiary of SMLP that directly owns SMLP’s 70% interest in Double E, entered into a Credit Agreement with EPIC Administration, LLC (as administrative agent), the lenders party thereto from time to time and Nuveen Alternative Advisors, LLC (as sole lead arranger) (the “New Permian Transmission Credit Agreement”).
The New Permian Transmission Credit Agreement provides Summit Permian Transmission with an up to $440.0 million senior secured term loan facility consisting of $340.0 million in initial term loan commitments, $50.0 million in delayed draw term loan commitments and a $50 million uncommitted incremental term loan facility. The New Permian Transmission Facility will be used to: repay in full the Permian Transmission Credit Facilities, redeem in full the outstanding Subsidiary Series A Preferred Units, make a distribution to the Company, fund the debt service reserve account under the New Permian Transmission Facility, pay fees and expenses in connection with the New Permian Transmission Credit Agreement and related transactions, and fund general corporate purposes. The New Permian Transmission Facility bears interest at SOFR plus 4.00% per annum payable quarterly and matures on the fifth anniversary of the Closing Date. The term loans will amortize quarterly beginning in March 2027 in an amount equal to 0.25% of the principal amount of term loans outstanding on each quarterly payment date.
The delayed draw term loan commitments are available to be drawn on an as-needed basis for a period of 30 months following the Closing Date, so long as there are no defaults, events of default, certain customary representations and warranties are true and correct in all material respects and certification is provided that Summit Permian Transmission satisfies the financial covenants under the New Permian Transmission Credit Agreement on a pro forma basis taking into account such delayed draw. The delayed draw commitments are subject to a commitment fee equal to 1.00% per annum calculated on any unused and available delayed draw commitments.
The New Permian Transmission Credit Agreement includes customary representations and warranties, affirmative covenants, negative covenants, and events of default with customary cure periods, knowledge qualifiers and materiality qualifiers. The New Permian Transmission Credit Agreement also includes financial covenants based on certain maximum total debt to EBITDA ratios and certain minimum debt service coverage ratios, in each case as defined in the New Permian Transmission Credit Agreement. Events of default include non-payment of principal and interest, non-compliance with affirmative and negative covenants, inaccuracy of representations and warranties, cross payment default and cross acceleration, change of control, termination of material contracts, revocation of material permits and other customary events of default. Summit Permian Transmission is required to take all actions within its control to comply with any such covenants that apply to Double E. Secured interests in the equity and assets of Summit Permian Transmission, including its 70% direct membership interest in Double E, have been granted under the New Permian Transmission Credit Agreement.
Summit Permian Transmission will also be required to maintain a 3-month debt service reserve, which can be supported by letters of credit. In addition, the New Permian Transmission Credit Agreement allows for restricted payments so long as there are no defaults or events of default and Summit Permian Transmission maintains a total debt to EBITDA ratio of at least 6.00:1.00.
In connection with entering into the New Permian Transmission Credit Agreement, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
The foregoing description of the New Permian Transmission Credit Agreement is a summary and is qualified in its entirety by reference to the full text of the New Permian Transmission Credit Agreement, a copy of which is filed as Exhibit 10.15 to this Annual Report on Form 10-K and which is incorporated herein by reference.
(B) Insider trading arrangements and policies.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 11. Executive Compensation.
This information is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025.

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
Membership Interest Purchase and Sale Agreement between Summit Midstream Holdings, LLC, Outrigger Energy II LLC and Outrigger DJ Midstream LLC, dated October 14, 2022 (Incorporated herein by reference to Exhibit 2.4 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

2.2	†
Purchase and Sale Agreement between Summit Midstream Holdings, LLC and Sterling Investment Holdings, dated October 14, 2022 (Incorporated herein by reference to Exhibit 2.5 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

2.3	†
Purchase and Sale Agreement, dated as of March 22, 2024, by and among Summit Midstream Opco, LP, as Seller, MPLX LP, as Buyer, and, solely for purposes of Section 12.18 thereto, Summit Midstream Partners, LP, as Seller Parent (Incorporated herein by reference to Exhibit 2.1 to SMLP’s Current Report on Form 8-K filed March 22, 2024 (Commission File No. 001-35666)).

2.4	†
Purchase and Sale Agreement, dated May 1, 2024, by and among Mountaineer Midstream Company, LLC, as Seller, and Antero Midstream LLC, as Buyer, and for the limited purposes expressly set forth thereto, Summit Midstream Partners, LP (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q filed May 5, 2024 (Commission File No. 001-35666)).

2.5
Agreement and Plan of Merger, dated as of May 31, 2024, by and among Summit Midstream Corporation, Summit SMC NewCo, LLC, Summit Midstream Partners, LP and Summit Midstream GP, LLC (Included as Annex A to the proxy statement/prospectus that forms a part of the registration statement on Form S-4 filed with the SEC on June 3, 2024 (File No. 333-279903)).

2.6	†
Business Contribution Agreement, by and among Summit Midstream Corporation, Summit Midstream Partners, LP and Tall Oak Midstream Holdings, LLC, dated as of October 1, 2024 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 2, 2024 (Commission File No. 001-42201)).

3.1
Amended and Restated Certificate of Incorporation of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

3.2
Amended and Restated Bylaws of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

3.3
Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

3.4
Certificate of Designation of Class B common stock, par value $0.01 per share, of Summit Midstream Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 3, 2024 (Commission File No. 001-42201)).

4.1	***	Description of Capital Stock (Incorporated herein by reference to Exhibit 4.1 to SMC's Annual Report on Form 10-K filed March 11, 2025 (Commission File No. 001-42201)).

4.2
Indenture, dated July 26, 2024, among Summit Midstream Holdings, LLC, as issuer, the guarantors party thereto and Regions Bank, as trustee and as collateral agent, pursuant to which the Notes were issued (Incorporated herein by reference to Exhibit 4.1 to SMLP’s Current Report on Form 8-K filed July 29, 2024 (Commission File No. 001-35666)).

4.3
Supplemental Indenture, dated August 1, 2024, among Summit Midstream Holdings, LLC, Summit Midstream Corporation, Summit Midstream Partners, LP and Regions Bank, as trustee and collateral agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

4.4
Second Supplemental Indenture, dated December 4, 2024, among Summit Midstream Holdings, LLC, Tall Oak Midstream Operating, LLC, Tall Oak Woodford, LLC, VM ARKOMA Stack, LLC, BCZ Land Holdings, LLC and Regions Bank, as trustee and collateral agent (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 6, 2024 (Commission File No. 001-42201)).

4.5	***
Third Supplemental Indenture, dated May 9, 2025, among Summit Midstream Holdings, LLC, Moonrise Midstream, LLC, Mountaineer Midstream Company, LLC, Centennial Water Pipelines, LLC, Summit Midstream Finance Corp. and Regions Bank, as trustee and collateral agent.

4.6
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

10.5	†
Collateral Agreement (Second Lien), dated as of July 26, 2024, among Summit Midstream Holdings, LLC, Summit Midstream Partners, LP, certain subsidiaries from time to time party thereto as pledgors or grantors and Regions Bank, as collateral agent for the secured parties. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 11, 2025 (Commission No. 001-35666)).

10.6	†
Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative for the initial second lien claimholders and as collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Midstream Holdings, LLC and the other grantors referred to therein (Incorporated herein by reference to Exhibit 10.6 to SMLP’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 dated November 4, 2021 (Commission File No. 333-183466)).

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

10.8
Amended and Restated Limited Liability Company Agreement of Summit Permian Transmission Holdco, LLC, dated as of December 24, 2019 (Incorporated by reference to Exhibit 10.12 to SMLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 001-35666)).

10.9	†
Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q dated May 7, 2021 (Commission File No. 333-183466)).

10.10	†
Omnibus Amendment, dated June 27, 2023, by and among Summit Permian Transmission, LLC, MUFG Bank, Ltd., Mizuho Bank (USA), Mizuho Bank, Ltd. and the lenders party thereto (Incorporated herein by Incorporated herein by reference to Exhibit 10.3 to SMLP’s Quarterly Report on Form 10-Q filed August 9, 2023 (Commission File No. 001-35666)).

10.11
Joint Factual Statement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 dated August 9, 2021 (Commission File No. 333-183466)).

10.12
Criminal Plea Agreement (Incorporated herein by reference to Exhibit 10.2 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 dated August 9, 2021 (Commission File No. 333-183466)).

10.13
Consent Decree (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 dated August 9, 2021 (Commission File No. 333-183466)).

10.14
Operation and Management Services Agreement, dated May 28, 2020, by and among Summit Midstream Partners, LP and Summit Operating Services Company, LLC (Incorporated herein by reference to Exhibit 10.8 to SMLP’s Current Report on Form 8-K dated June 2, 2020 (Commission File No. 001-35666)).

10.15	† ***
Credit Agreement, dated as of March 16, 2026, among Summit Permian Transmission, LLC, as borrower, EPIC Administration, LLC, as administrative agent, the lenders party thereto from time to time and Nuveen Alternative Advisors, LLC, as sole lead arranger.

10.16	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and J. Heath Deneke (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

10.17	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and James D. Johnston (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

10.18	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and William J. Mault (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

10.19	*
Amended and Restated Employment Agreement, dated August 1, 2024, by and between Summit Operating Services Company, LLC and Matthew B. Sicinski (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

10.20	*	Form of Retention Bonus Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated June 11, 2019 (Commission File Number 001-35666)).
10.21	*
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K dated March 20, 2020 (Commission File No. 001-35666)).

10.22	*
Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Phantom Unit Agreement (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed March 17, 2014 (Commission File No. 001-35666)).

10.23	*	Form of Director Unit Award Agreement (Incorporated herein by reference to Exhibit 10.3 to SMLP’s Current Report on Form 8-K filed October 4, 2012 (Commission File No. 001-35666)).
10.24	*
Summit Midstream Partners, LLC Deferred Compensation Plan effective as of July 1, 2013 (Incorporated herein by reference to Exhibit 4.3 to SMLP’s Form S-8 Registration Statement dated June 28, 2013 (Commission File No. 333-189684)).

10.25	*
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan Grant Award Agreement (Incorporated herein by reference to Exhibit 10.54 to SMLP’s Annual Report on Form 10-K filed February 28, 2022 (Commission File No. 001-35666)).

10.26	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (incorporated herein by reference to Appendix B to SMLP’s definitive proxy statement on Schedule 14A filed March 31, 2022 (Commission File No. 001-35666)).

10.27	*
First Amendment to the Summit Midstream Partners, LP 2022 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to SMLP’s Current Report on Form 8-K filed May 22, 2024 (Commission File No. 001-35666)).

10.28	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Performance-based Phantom Units, effective as of February 23, 2023 (Incorporated herein by reference to Exhibit 10.62 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

10.29	*
Summit Midstream Partners, LP 2022 Long-Term Incentive Plan 2023 LTIP Grant Award Agreement for Time-based Phantom Units, effective as of February 23, 2023 (Incorporated herein by reference to Exhibit 10.63 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

10.30	*
Form of Summit Midstream Partners, LP 2012 Long-Term Incentive Plan 2021 Grant Award Agreement (Incorporated herein by reference to Exhibit 10.64 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

10.31	*
Form of Summit Midstream Partners, LP 2022 Long-Term Incentive Plan Director Unit Agreement (Incorporated herein by reference to Exhibit 10.65 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

10.32	*
Form of Summit Midstream Partners, LP 2023 Long-Term Incentive Plan Director Unit Agreement (Incorporated herein by reference to Exhibit 10.66 to SMLP’s Annual Report on Form 10-K filed March 1, 2023 (Commission File No. 001-35666)).

10.33	*
Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K12B filed August 1, 2024 (Commission File No. 001-42201)).

10.34	†
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

10.35	†
Registration Rights and Lock-Up Agreement, by and between Summit Midstream Corporation and Fundare Resources Company HoldCo, LLC, dated as of March 10, 2025 (Incorporated herein by reference to Exhibit 10.2 to SMC’s Current Report on Form 8-K filed March 14, 2025 (Commission File No. 001-42201)).

10.36	*
Executive Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.3 to SMC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 dated May 12, 2025 (Commission File No. 001-42201)).

10.37	*
Executive Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to SMC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 dated May 12, 2025 (Commission File No. 001-42201)).

10.38	*
Employee Form of Restricted Stock Unit Award Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.5 to SMC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 dated May 12, 2025 (Commission File No. 001-42201)).

10.39	*
Director Form Stock Agreement pursuant to the Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to SMC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 dated May 12, 2025 (Commission File No. 001-42201)).

10.40	*
Updated Compensation Letter, by and between Summit Operating Services Company, LLC and Heath Deneke, dated as of April 9, 2025 (Incorporated herein by reference to Exhibit 10.1 to SMC’s Current Report on Form 8-K filed May 9, 2025 (Commission File No. 001-42201)).

10.41	*
Updated Compensation Letter, by and between Summit Operating Services Company, LLC and James D. Johnston, dated as of April 9, 2025 (Incorporated herein by reference to Exhibit 10.2 to SMC’s Current Report on Form 8-K filed May 9, 2025 (Commission File No. 001-42201)).

10.42	*
Updated Compensation Letter, by and between Summit Operating Services Company, LLC and William J. Mault, dated as of April 9, 2025 (Incorporated herein by reference to Exhibit 10.3 to SMC’s Current Report on Form 8-K filed May 9, 2025 (Commission File No. 001-42201)).

19.1		Summit Midstream Corporation Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to SMC's Annual Report on Form 10-K filed March 11, 2025 (Commission File No. 001-42201)).
21.1	***	List of Subsidiaries.
23.1	***	Consent of Deloitte & Touche LLP.
31.1	***	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director.
31.2	***	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer.
32.1	****
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Heath Deneke, President, Chief Executive Officer and Director, and William J. Mault, Executive Vice President and Chief Financial Officer.

97.1	***
Summit Midstream Corporation Policy for the Recovery of Erroneously Awarded Compensation (Incorporated herein by reference to Exhibit 97.1 to SMC's Annual Report on Form 10-K filed March 11, 2025 (Commission File No. 001-42201)).

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

Summit Midstream Corporation
(Registrant)

March 16, 2026	/s/ WILLIAM J. MAULT

William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. HEATH DENEKE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
J. Heath Deneke

/s/ WILLIAM J. MAULT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2026
William J. Mault

/s/ MATTHEW B. SICINSKI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2026
Matthew B. Sicinski

/s/ JAMES J. CLEARY	Director	March 16, 2026
James J. Cleary

/s/ JASON H. DOWNIE	Director	March 16, 2026
Jason H. Downie

/s/ JAMES E. HERRING, JR.	Director	March 16, 2026
James E. Herring, Jr.

/s/ LEE JACOBE	Director	March 16, 2026
Lee Jacobe

/s/ STEPHEN M. LIPSCOMB JR.	Director	March 16, 2026
Stephen M. Lipscomb Jr.

/s/ ROBERT J. MCNALLY	Director	March 16, 2026
Robert J. McNally

/s/ ROMMEL M. OATES	Director	March 16, 2026
Rommel M. Oates

/s/ JERRY L. PETERS	Director	March 16, 2026
Jerry L. Peters

/s/ ANDREW A. WINSTON	Director	March 16, 2026
Andrew A. Winston