Form 10-Q
period 2026-03-31
Summit Midstream Corp
filed 2026-05-11
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of May 8, 2026
Common Stock, par value $0.01 per share	13,814,286
Class B Common Stock, par value $0.01 per share	6,524,467

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
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

DJ Basin	Denver-Julesburg Basin
DOJ	U.S. Department of Justice

Double E	Double E Pipeline, LLC
Double E Pipeline	a 135 mile, 1.6 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

EPA	Environmental Protection Agency
EPS	earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Finance Corp.	Summit Midstream Finance Corp.
Fundare	Fundare Resources Company, LLC
GAAP	accounting principles generally accepted in the United States of America
hub	geographic location of a storage facility and multiple pipeline interconnections
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
the Notice of Reaffirmation

Legacy Permian Transmission Credit Facilities	the credit facilities governed by the Credit Agreement, dated as of March 8, 2021, among
Summit Permian Transmission, as borrower, MUFG Bank Ltd., as administrative agent,
Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd. and MUFG
Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto. This facility was paid off in full on March 16,
2026 by the New Permian Transmission Facility.

Mbbl/d	one thousand barrels per day
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMBTU	metric million British thermal units
MMcf/d	one million cubic feet per day
Moonrise	Moonrise Midstream, LLC
Moonrise Acquisition	the acquisition of Moonrise from Fundare for approximately $90.0 million, consisting of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company
MVC	minimum volume commitment

New Permian Transmission Facility	the March 16, 2026, $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities and the Permian Term Loan Facility, in the form of a new term loan facility
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane, and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

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

Series A Certificate of Designation	the Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of the Company
Series A Preferred Stock	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock issued by the Company
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by SMLP
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMC LTIP	Summit Midstream Corporation 2024 Long-Term Incentive Plan

SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP 2022 Long-Term Incentive Plan
SOFR	Secured Overnight Financing Rate
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Summit Utica	Summit Midstream Utica, LLC
Tall Oak Acquisition	the consummation of the transaction contemplated by the Tall Oak Business Contribution Agreement
Tall Oak Parent	Tall Oak Midstream Holdings, LLC
the Company	Summit Midstream Corporation and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant, or other facility during a particular period; also referred to as volume throughput
unconventional resource basin	a basin where natural gas or crude oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, for instance, natural gas produced from shale formations and coalbeds; also referred to as an unconventional resource play

U.S.	United States of America
Utica Sale	the sale of Summit Utica to a subsidiary of MPLX LP for a cash sale price of $625.0 million, subject to customary post-closing adjustments
wellhead	the equipment at the surface of a well, used to control the well’s pressure; also, the point at which the hydrocarbons and water exit the ground

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$43,390	$9,274
Restricted cash	6,132	10,405
Accounts receivable	74,189	69,752
Other current assets	6,257	7,490
Total current assets	129,968	96,921
Property, plant and equipment, net	1,836,358	1,844,146
Intangible assets, net	150,892	153,564
Investment in Double E	263,226	265,583
Other noncurrent assets	25,949	27,395
TOTAL ASSETS	$2,406,393	$2,387,609

LIABILITIES AND EQUITY
Trade accounts payable	$27,585	$31,652
Accrued expenses	36,116	24,270
Deferred revenue	9,135	10,122
Ad valorem taxes payable	4,975	10,190
Accrued compensation and employee benefits	4,223	12,063
Accrued interest	9,891	30,045
Accrued environmental remediation	1,573	1,710
Accrued settlement payable	8,333	8,333
Current portion of long-term debt	850	21,223
Other current liabilities	5,522	27,185
Total current liabilities	108,203	176,793
Deferred tax liabilities, net	91,389	73,635
Long-term debt, net	1,264,914	1,024,347
Noncurrent deferred revenue	17,577	18,398
Noncurrent accrued environmental remediation	52	52
Other noncurrent liabilities	9,266	6,532
TOTAL LIABILITIES	1,491,401	1,299,757
Commitments and contingencies (See Note 8)

Mezzanine Equity
Subsidiary Series A Preferred Units (nil and 93,039 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	—	141,296

Equity
Series A Preferred Stock (65,508 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025)	64,165	110,468
Common Stock, $0.01 par value (42,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 13,814,286 and 12,262,320 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	136	122
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of March 31, 2026 and December 31, 2025; 6,524,467 issued and outstanding as of March 31, 2026 and December 31, 2025)	65	65
Additional paid-in capital	739,647	638,427
Accumulated deficit	(208,197)	(202,902)
Total Company stockholders’ equity	595,816	546,180
Noncontrolling interest	319,176	400,376
Total Equity	914,992	946,556
TOTAL LIABILITIES AND EQUITY	$2,406,393	$2,387,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenues:
Gathering services and related fees	$59,570	$64,165
Natural gas, NGLs and condensate sales	73,651	59,327
Other revenues	5,921	9,205
Total revenues	139,142	132,697
Costs and expenses:
Cost of natural gas and NGLs	39,372	35,434
Operation and maintenance	38,217	33,530
General and administrative	17,873	16,600
Depreciation and amortization	26,708	28,517
Transaction costs	222	2,793
Acquisition integration costs	373	1,244
Loss on asset sales, net	29	—
Total costs and expenses	122,794	118,118
Other income (expense), net	(590)	9,057
Loss on interest rate swaps	(150)	(966)
Loss on sale of business	—	(43)
Interest expense	(25,013)	(22,537)
Income from equity method investees	5,237	4,840
Income (loss) before income taxes	(4,168)	4,930
Income tax benefit (expense)	1,002	(296)
Net income (loss)	$(3,166)	$4,634
Less: Net income attributable to Subsidiary Series A Preferred Units	(1,930)	(3,592)
Less: Net income attributable to Series A Preferred Stock	(3,113)	(3,918)
Add: Net loss attributable to noncontrolling interest in SMLP	2,914	989
Net loss attributable to Summit Midstream Corporation	$(5,295)	$(1,887)
Net loss per share:
Common stock – basic	$(0.43)	$(0.16)
Common stock – diluted	$(0.43)	$(0.16)

Weighted-average number of shares outstanding:
Common stock – basic	12,329	11,767
Common stock – diluted	12,329	11,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Equity
	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity
Equity, December 31, 2025	$110,468	$122	$65	$638,427	$(202,902)	$400,376	$946,556
Net income (loss)	3,113	—	—	—	(5,295)	(2,914)	(5,096)
Dividend paid on Series A Preferred Stock	(49,416)	—	—	—	—	—	(49,416)
Equity compensation	—		—	3,036	—	—	3,036
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(2,796)	—	—	(2,796)
Share issuance	—	14	—	41,445	—	—	41,459
Tax impact of Up-C Structure	—	—	—	(18,751)	—	—	(18,751)
Equity shift	—	—	—	78,286	—	(78,286)	—
Equity, March 31, 2026	$64,165	$136	$65	$739,647	$(208,197)	$319,176	$914,992

	Equity
	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid in Capital	Retained Earnings (Deficit)	Non-controlling interest	Total Equity
Equity, December 31, 2024	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	3,918	—	—	—	(1,887)	(989)	1,042
Dividend paid on Series A Preferred Stock	(3,359)	—	—	—	—	—	(3,359)
Equity compensation	—	—	—	2,375	—	—	2,375
Tax withholdings and associated payments on vested SMC LTIP awards	—	1	—	(2,838)	—	—	(2,837)
Moonrise Acquisition	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	(12,280)	—	—	(12,280)
Equity shift	—	—	—	86,526	—	(86,526)	—
Equity, March 31, 2025	$110,789	$122	$65	$632,387	$(185,220)	$409,818	$967,961
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating activities:
Net income (loss)	$(3,166)	$4,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(996)	233
Depreciation and amortization	26,943	28,752
Noncash lease expense	681	2,349
Amortization of debt issuance costs and other	2,571	968
Equity compensation	3,036	2,375
Income from equity method investee - Double E	(5,237)	(4,840)
Distributions from equity method investee - Double E	7,595	6,694
Loss on asset sales, net	29	—
(Gain) loss on earn-out remeasurement	503	(9,023)
Loss on sale of business	—	43
Unrealized loss on interest rate swaps	529	1,870
Changes in operating assets and liabilities:
Accounts receivable	(4,437)	(3,378)
Trade accounts payable	(1,014)	7,870
Accrued expenses	11,711	7,114
Deferred revenue, net	(1,808)	(1,879)
Ad valorem taxes payable	(5,214)	(4,449)
Accrued interest	(20,154)	(12,730)
Accrued environmental remediation, net	(137)	(35)
Other, net	(4,565)	(10,538)
Net cash provided by operating activities	6,870	16,030
Investing activities:
Capital expenditures	(19,277)	(20,606)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	(69,997)
Investment in equity method investee - Double E	—	(2,488)
Other, net	(86)	—
Net cash used in investing activities	(19,363)	(93,091)
Financing activities:
Borrowings under New Permian Transmission Facility	340,000	—
Debt repayments - Legacy Permian Transmission Term Loan	(116,998)	(3,998)
Borrowings on Amended and Restated ABL Facility	78,000	90,000
Debt repayments - Amended and Restated ABL Facility	(75,000)	(250,000)
Distributions and redemption of Subsidiary Series A Preferred Units	(143,226)	(1,628)
Distributions on Series A Preferred Stock	(49,416)	(3,359)
Related party shares issued for cash, net	41,459	—
Related party settlement of Tall Oak earn-out	(21,304)	—
Issuance of Additional 2029 Secured Notes	—	258,438
Debt issuance costs	(8,052)	(4,832)
Other, net	(3,127)	(3,155)
Net cash provided by financing activities	42,336	81,466
Net change in cash, cash equivalents and restricted cash	29,843	4,405
Cash, cash equivalents and restricted cash, beginning of period	19,679	25,199
Cash, cash equivalents and restricted cash, end of period	$49,522	$29,604
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS, AND PRESENTATION AND CONSOLIDATION
Organization. Summit Midstream Corporation (including its subsidiaries, collectively the “Company”) was incorporated under the laws of the State of Delaware on May 14, 2024, for the purpose of effecting the reorganization (the “Corporate Reorganization”) of Summit Midstream Partners, LP, a Delaware master limited partnership (“SMLP”), in which the Company was incorporated to serve as the new parent holding company of SMLP. The Company’s common stock, par value $0.01 per share (“common stock”), is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SMC.” For all periods presented, the Company has operated in an Up-C tax structure, with the Company owning SMLP alongside holders of a noncontrolling limited partnership interest.
The Company is a value-oriented company focused on developing, owning, and operating midstream energy infrastructure assets that are strategically located in the core producing areas of unconventional resource basins, primarily shale formations in the continental U.S. The Company’s business activities are primarily conducted through various operating subsidiaries, each of which is owned or controlled by its subsidiary holding company, Summit Midstream Holdings, LLC, a Delaware limited liability company (“Summit Holdings”).
Business Operations. The Company provides natural gas gathering, compression, treating, and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. In addition to these services, the Company also provides freshwater delivery services pursuant to short-term agreements with customers. The Company’s results are primarily driven by the volumes of natural gas that it transports, gathers, compresses, treats, and/or processes as well as by the volumes of crude oil and produced water that it gathers.
Presentation and Consolidation. The Company prepares its condensed consolidated financial statements in accordance with GAAP, as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from management’s estimates.
The unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of the Company. All intercompany transactions among the consolidated entities have been eliminated in consolidation. Comprehensive income or loss is the same as net income or loss for all periods presented.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY
There have been no changes to the Company’s significant accounting policies since December 31, 2025.
New accounting standards not yet implemented. ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact this standard will have on its disclosures.
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

3. ACQUISITION
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
The fair values of certain assets and liabilities, including property, plant and equipment and other intangible assets required the use of significant judgments and estimates.
The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Moonrise Purchase Price Allocation (in thousands):
Total consideration paid for Moonrise (1)	$89,771
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,879
Accounts receivable	3,482
Property, plant and equipment, net	74,328
Intangibles	13,114
Other assets	758
Trade accounts payable, accrued expenses and other	(3,790)
Net assets acquired and liabilities assumed	$89,771
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
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Moonrise Acquisition had occurred on January 1, 2025:

Three Months Ended March 31, 2025
Revenues	$136,676
Net income	$3,836
The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Moonrise Acquisition been completed at January 1, 2025, nor is it necessarily indicative of future operating results. Subsequent to the Moonrise Acquisition, during the second quarter of 2025, the Company integrated the Moonrise assets within its Niobrara G&P system. As a result of the integration, it is impracticable to disclose the amounts of revenues and earnings that the Moonrise Acquisition contributed to the Company’s condensed consolidated statements of operations during subsequent reporting periods.
4. REVENUE
The following table presents estimated revenue, as of March 31, 2026, expected to be recognized during the remainder of 2026 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Gathering services and related fees	$18,589	$8,076	$5,399	$—	$—	$—

Revenue by category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments. (See Note 15 - Segment Information for additional information.)

	Three Months Ended March 31, 2026
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$14,718	$69,781	$1,604	$86,103
Permian	—	—	947	947
Mid-Con	31,585	3,295	2,230	37,110
Piceance	13,267	575	1,140	14,982
Total reportable segments	59,570	73,651	5,921	139,142
Corporate and other	—	—	—	—
Total	$59,570	$73,651	$5,921	$139,142

	Three Months Ended March 31, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$16,045	$54,824	$4,918	$75,787
Permian	—	—	910	910
Mid-Con	$32,377	$3,597	$2,193	$38,167
Piceance	15,743	906	1,184	17,833
Total reportable segments	64,165	59,327	9,205	132,697
Corporate and other	—	—	—	—
Total	$64,165	$59,327	$9,205	$132,697
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow:

	March 31, 2026	December 31, 2025
	(In thousands)
Gathering and processing systems and related equipment	$2,472,385	$2,451,820
Construction in progress	47,175	54,367
Land and line fill	16,311	16,311
Other	72,188	70,756
Total	2,608,059	2,593,254
Less: accumulated depreciation	(771,701)	(749,108)
Property, plant and equipment, net	$1,836,358	$1,844,146
Depreciation expense and capitalized interest for the Company follow:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Depreciation expense	$23,218	$24,696
Capitalized interest	420	396

6. DEFERRED REVENUE
The balances in deferred revenue as of March 31, 2026 and December 31, 2025 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current and noncurrent deferred revenue follow:

	Current	Noncurrent
	(In thousands)
Deferred revenue, December 31, 2025	$10,122	$18,398
Add: additions	1,838	1,017
Less: reclassifications to current deferred revenue, revenue recognized and other	(2,825)	(1,838)
Deferred revenue, March 31, 2026	$9,135	$17,577
7. DEBT
Debt for the Company as of March 31, 2026, and December 31, 2025, follow:

	March 31, 2026	December 31, 2025
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$116,000	$113,000
New Permian Transmission Facility: Summit Permian Transmission’s variable rate senior secured term loan due March 2031	340,000	—
Legacy Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	—	116,998
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	825,000
Less: unamortized debt discount, premium and debt issuance costs	(15,236)	(9,428)
Total debt, net of unamortized debt discount, premium and debt issuance costs	1,265,764	1,045,570
Less: current portion of long-term debt	(850)	(21,223)
Total long-term debt	$1,264,914	$1,024,347
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to the Amended and Restated ABL Agreement, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of March 31, 2026, the most recent borrowing base determination of eligible assets totaled $802.3 million, an amount greater than the $500.0 million of aggregate lending commitments.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”). As of March 31, 2026, the Amended and Restated ABL Facility will mature on July 26, 2029.

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
The Amended and Restated ABL Facility (together with certain Secured Bank Product Obligations (as defined in the Amended and Restated ABL Agreement) is jointly and severally guaranteed, on a senior first-priority secured basis (subject to permitted liens), by SMLP, Summit Holdings and each of the Amended and Restated ABL Facility Subsidiary Guarantors.
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2026, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) was 0.35:1.00 and the Interest Coverage Ratio was 2.74:1.00. As of March 31, 2026, the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
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
As of March 31, 2026, the applicable margin under the adjusted SOFR borrowings was 2.750%, the interest rate was 6.52%, and the total available borrowing capacity totaled $381.3 million, after giving effect to the issuance of $2.7 million in outstanding but undrawn irrevocable standby letters of credit.
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
New Permian Transmission Facility. On March 16, 2026, SMC’s unrestricted subsidiary, Summit Permian Transmission, entered into a $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031(the “New Permian Transmission Facility”). The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum) and a $50.0 million uncommitted incremental facility. In accordance with the terms of the New Permian Transmission Facility, Summit Permian Transmission is required to make mandatory quarterly principal repayments in the amount of 0.25% of the principal amount outstanding on each quarterly payment date beginning March 31, 2027.
The New Permian Transmission Facility is used to finance Summit Permian Transmission’s capital calls associated with its investment in Double E, debt service and for other general corporate purposes. Generally, unexpended proceeds from draws on the New Permian Transmission Facility are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets until such time Summit Permian Transmission’s total debt to EBITDA ratio, as defined, ratio is less than 6.00:1.00.
As of March 31, 2026, the applicable margin under the adjusted term SOFR borrowings was 4.000% and the average interest rate was 7.67%. The available committed portion of the New Permian Transmission Facility totaled $50.0 million and is subject to a commitment fee of 1.0%. As of March 31, 2026, the Company was in compliance with the financial covenants of the New Permian Transmission Facility.
Concurrent with establishing the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 30% of the New Permian Transmission Facility at a fixed SOFR-based rate of 3.65%.
Legacy Permian Transmission Credit Facilities. On March 8, 2021, SMLP’s unrestricted subsidiary, Summit Permian Transmission, entered into a Credit Agreement which allowed for $175.0 million of senior secured credit facilities (the “Legacy Permian Transmission Credit Facilities”), including a $160.0 million Term Loan Facility and a $15.0 million working capital facility. On March 16, 2026, Summit Permian Transmission refinanced the Legacy Permian Transmission Credit Facilities and all amounts previously outstanding were paid in full.
Legacy Permian Transmission Term Loan. In accordance with the terms of the Legacy Permian Transmission Credit Facilities, in January 2022, the Permian Term Loan Facility was converted into a Term Loan (the “Legacy Permian Transmission Term Loan”). The Legacy Permian Transmission Term Loan was due January 2028. On March 16, 2026, Summit Permian Transmission refinanced the Legacy Permian Transmission Credit Facilities and all amounts previously outstanding, including the Legacy Permian Transmission Term Loan, were paid in full.
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes, at a price of 103.375% of their face value, as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. As of March 31, 2026, $825.0 million of the 2029 Secured Notes were outstanding. The 2029 Secured Notes mature on October 31, 2029, and have interest payable semi-annually in arrears on each February 15 and August 15.
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
As of March 31, 2026, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.

8. COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2026, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to March 31, 2027. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts have been discounted to their present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2025	$1,762
Payments made	(127)
Changes in estimates	(10)
Accrued environmental remediation, March 31, 2026	$1,625
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of March 31, 2026 and December 31, 2025, the accrued loss liability for the 2015 Blacktail Release was $8.3 million and is recorded within accrued settlement payable on the condensed consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, $25.0 million payable to the federal government over 5 years, and $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute, and of which $8.3 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief, including, but not limited to, control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by defendant Summit Midstream Partners, LLC (the “Defendant”) for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021, and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
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
9. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follow:

	March 31, 2026		December 31, 2025
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2029 Secured Notes	$825,000	$849,063	$825,000	$851,125
(1) Excludes applicable unamortized debt issuance costs, debt discounts, and debt premiums.

The carrying values on the balance sheets of the Amended and Restated ABL Facility, the New Permian Transmission Facility, and the Legacy Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair value of the 2029 Secured Notes is based on an average of nonbinding broker quotes as of March 31, 2026 and December 31, 2025. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Related Party - Tall Oak Deferred Earn-Out. In connection with the Tall Oak Acquisition in 2024, the Company recognized a deferred earn-out liability to Tall Oak Parent, a related party controlling approximately 39% of the voting power in the Company as of March 31, 2026. On March 31, 2026, the deferred earn-out was settled with Tall Oak Parent in full, with Tall Oak Parent receiving a cash payment of $22.0 million. As of December 31, 2025, the estimated fair value of the deferred earn-out was $21.5 million and was reflected within other current liabilities. During the three months ended March 31, 2026 and 2025, the Company recorded a $0.5 million loss and a $9.0 million gain on the fair value remeasurement of the Tall Oak deferred earn-out, respectively. (See Note 9 - Financial Instruments for additional information.)
The estimated fair value of the Company’s deferred earn-out was remeasured at each reporting period and estimated using discounted cash flow techniques with appropriate discount rates. Given the unobservable nature of the inputs, the fair value measurement of the deferred earn-out was deemed to use Level 3 inputs.
Interest Rate Swaps. For both the New Permian Transmission Facility and the Legacy Permian Transmission Term Loan, the Company entered into amortizing interest rate swap agreements. These interest rate swaps manage exposure to variability in expected cash flows attributable to interest rate risk. Interest rate swaps convert a portion of the Company’s variable rate debt to fixed rate debt, and the Company chooses counterparties for its derivative instruments that it believes are creditworthy at the time the transactions are entered into. However, there can be no assurance that a counterparty will be able to meet its obligations to the Company. The Company presents its derivative positions on a gross basis and does not net the asset and liability positions.
As of March 31, 2026 and December 31, 2025, the outstanding notional amounts of interest rate swaps was $100.0 million and $101.5 million, respectively. As of March 31, 2026, the Company’s interest rate swap agreement is in a liability position and had a fair value of $0.3 million and is recorded within other noncurrent liabilities within the unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company’s interest rate swap agreements had a fair value of $6.6 million and is recorded within other noncurrent assets within the unaudited condensed consolidated balance sheet. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
For the three month period ended March 31, 2026, the Company recorded a loss on interest rate swaps of $0.2 million. In connection with the 2026 refinancing of the Legacy Permian Transmission Term Loan, the Company settled its then outstanding amortizing interest rate swap agreements for $6.7 million in cash.
For the three month period ended March 31, 2025, the Company recorded a loss on interest rate swaps of $1.0 million.

10. EQUITY AND MEZZANINE EQUITY
Common Stock. An update on the number of shares of common stock follows for the period from December 31, 2025 to March 31, 2026:

Shares of Common Stock
Shares, December 31, 2025	12,262,320
Shares issued for SMC LTIP, net	200,615
Related party shares issued for cash	1,351,351
Shares, March 31, 2026	13,814,286
Related Party Shares Issued for Cash. On March 31, 2026, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company, SMLP, and Tall Oak Parent, and solely for purposes of modifying certain existing registration rights as detailed in the Purchase Agreement, Connect Midstream, LLC, a Delaware limited liability company, the Company issued and sold to Tall Oak Parent 1,351,351 shares of common stock of the Company in exchange for $41.5 million of cash proceeds, net of $0.5 million of issuance costs. The shares were issued at a price of $31.08 per share, which represented the “Minimum Price” in accordance with NYSE regulations. The shares are subject to a 6-month lock up period and other terms and conditions.
Class B Common Stock. In the Tall Oak Acquisition, the Company issued shares of non-economic Class B Common Stock to Tall Oak Parent. Shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2025 to March 31, 2026.

Shares of Class B Common Stock
Shares, December 31, 2025	6,524,467
2026 activity	—
Shares, March 31, 2026	6,524,467
Series A Preferred Stock. The Series A Preferred Stock ranks senior to (i) shares of common stock and Class B Common Stock and (ii) each other class or series of company interests or other equity securities in the Company that may be established in the future that expressly ranks junior to the Series A Preferred Stock as to the payment of dividends and amounts payable upon a liquidation event. The Series A Preferred Stock ranks equal in all respects with each class or series of company interests or other equity securities in the Company that may be established in the future that is not expressly made senior or subordinated to the Series A Preferred Stock as to the payment of dividends and amounts payable on a liquidation event. The Series A Preferred Stock ranks junior to (i) all of the Company’s existing and future indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and (ii) each other class or series of company interests or other equity securities in the Company established in the future that is expressly made senior to the Series A Preferred Stock as to the payment of dividends and amounts payable upon a liquidation event.
Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Board of Directors out of legally available funds for such purpose. The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on March 15, 2026 for the period ended June 30, 2026 was 11.4%.
The board of directors of Summit Midstream Corporation reinstated cash dividends on its Series A Preferred Stock beginning on March 14, 2025. During the three month periods ended March 31, 2026 and 2025, cash dividend payments totaling $49.4 million and $3.4 million were paid, respectively. The cash dividend payment for the quarterly period ended March 31, 2026 includes a payment of $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
As of March 31, 2026 and December 31, 2025, the Company had 65,508 shares of Series A Preferred Stock outstanding.

Partnership Common Units. In the Tall Oak Acquisition, SMLP issued Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of SMC common stock at the election of the holder for no additional consideration.
An update on the number of Partnership Common Units for the period from December 31, 2025 to March 31, 2026 follow:

	Partnership Common Units owned by Tall Oak Parent	Partnership Common Units Owned by the Company	Total Partnership Common Units
Units, December 31, 2025	6,524,467	12,262,320	18,786,787
Units issued for SMC LTIP, net	—	200,615	200,615
Related party units issued for cash	—	1,351,351	1,351,351
Units, March 31, 2026	6,524,467	13,814,286	20,338,753
Subsidiary Series A Preferred Units. Until March 2026, Summit Permian Transmission Holdco, LLC (“Permian Holdco”) had Series A Fixed Rate Cumulative Redeemable Preferred Units (“Subsidiary Series A Preferred Units”) that ranked senior to each other class or series of limited liability company interests or other equity securities in Permian Holdco that may be established in the future that expressly ranks junior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. The Subsidiary Series A Preferred Units ranked equal in all respects with each class or series of limited liability company interests or other equity securities in Permian Holdco that may be established in the future that is not expressly made senior or subordinated to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable on a liquidation event. The Subsidiary Series A Preferred Units ranked junior to (i) all of Permian Holdco’s or a subsidiary of Permian Holdco’s future indebtedness and other liabilities with respect to assets available to satisfy claims against Permian Holdco and (ii) each other class or series of limited liability company interests or other equity securities in Permian Holdco established in the future that is expressly made senior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. Income is allocated to the Subsidiary Series A Preferred Units in an amount equal to the earned distributions for the respective reporting period.
In March 2026, the Company redeemed in full, all outstanding Subsidiary Series A Preferred Units. The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2025 to March 31, 2026, net of $0.6 million of unamortized issuance costs as of December 31, 2025:

(In thousands)
Balance, December 31, 2025	$141,296
Redemption accretion, net of issuance cost amortization	1,930
Cash distribution and redemption	(143,226)
Balance, March 31, 2026	$—
Noncontrolling interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the condensed consolidated balance sheet. As of March 31, 2026, the Company’s noncontrolling interest is approximately 32.1% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
(In thousands)
Balance, December 31, 2025	$400,376
Net loss	(2,914)
Equity shift	(78,286)
Balance as of March 31, 2026	$319,176

Equity shift - Change in Ownership of Consolidated Subsidiary. During the three months ended March 31, 2026, the Company had an equity shift and its noncontrolling interest was reduced by $78.3 million. During the three months ended March 31, 2026, the Company increased its ownership of SMLP as a result of certain Partnership Common Unit issuances resulting from SMC LTIP vesting events and the Company’s related party share issuance. These equity issuances increased the Company’s ownership percentage of SMLP and decreased the ownership percentage of SMLP held by the noncontrolling interest owner.
Dividend Policy. In March 2020, SMLP suspended cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. As mentioned above, during the quarter ended March 31, 2025, the Company resumed distributions on its Series A Preferred Stock. Further, in March 2026, the Company repaid all accrued and unpaid dividends on its Series A Preferred Stock, including the $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
Absent a material change to the Company’s business, the Company does not expect to pay dividends to holders of the Company’s common stock in the foreseeable future. Any future dividend payments will depend on the Company’s financial condition, market conditions and other matters deemed relevant by the Board of Directors. Additionally, the Company’s ability to pay dividends is subject to restrictions on dividends under the Amended and Restated ABL Facility, Series A Preferred Stock and the indenture governing the 2029 Senior Notes.
11. EARNINGS PER SHARE
The following table details the components of EPS.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net income (loss)	$(3,166)	$4,634
Less: Net income attributable to Subsidiary Series A Preferred Units	(1,930)	(3,592)
Less: Net income attributable to Series A Preferred Stock	(3,113)	(3,918)
Add: Net loss attributable to noncontrolling interest	2,914	989
Net loss attributable to Summit Midstream Corporation	$(5,295)	$(1,887)

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	12,329	11,767
Effect of nonvested restricted stock units	—	—
Effect of assumed conversion and elimination of noncontrolling interest and net income	—	—
Weighted-average number of shares outstanding – diluted	12,329	11,767

Net loss per share:
Common Stock – basic	$(0.43)	$(0.16)
Common Stock – diluted	$(0.43)	$(0.16)
Class B Common Stock - basic and diluted	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	236	462
Class B Common Stock	6,524	6,535

12. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$41,328	$34,199
Cash paid for taxes	$—	$85

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$7,807	$7,128
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$1,930	$3,592
Equity consideration for Moonrise Acquisition	$—	$17,895
13. EQUITY COMPENSATION
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
Significant items to note:
•For the three-month period ended March 31, 2026, the Company granted 177,854 shares of time-based restricted stock and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $5.4 million and the awards generally vest ratably over a three-year period.
•For the three-month period ended March 31, 2026, the Company granted 120,283 shares of performance-based restricted stock and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.6 million and the awards vest at the end of three years.
•For the three-month period ended March 31, 2026, the Company issued 22,398 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
As of March 31, 2026, approximately 0.3 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
14. INCOME TAXES
Summit Midstream Corporation’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 24.04% and 6.00%, respectively. Summit Midstream Corporation’s effective income tax rate for the three months ended March 31, 2026 and 2025 was different from the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation, and nondeductible executive compensation.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SMC assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of March 31, 2026.

15. SEGMENT INFORMATION
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
•Permian – Includes the Company’s equity method investment in Double E.
•Mid-Con – Includes the Company’s midstream assets located in the Barnett Shale and the Arkoma Basin.
•Piceance – Includes the Company’s midstream assets located in the Piceance Basin.
The following tables provide information about the Company’s reportable segments (in thousands):

	Rockies	Permian	Piceance	Mid-Con
Three Months Ended March 31, 2026
Revenues: (1)
Gathering services and related fees	$14,718	$—	$13,267	$31,585
Natural gas, NGL’s and condensate sales	69,781	—	575	3,295
Other revenues	1,604	947	1,140	2,230
Total revenues	$86,103	$947	$14,982	$37,110
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$54,851	$—	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(15,479)	—	—	—
Employee costs	5,472	—	1,582	2,747
Materials, parts, and other operating expenses	5,483	—	1,077	4,156
Indirect and passthrough (3)	5,908	—	2,181	10,139
Other segment items (2)	3,493	(7,783)	572	741
Segment Adjusted EBITDA	$26,375	$8,730	$9,570	$19,327

	Rockies	Permian	Piceance	Mid-Con
Three Months Ended March 31, 2025
Revenues: (1)
Gathering services and related fees	$16,045	$—	$15,743	$32,377
Natural gas, NGL’s and condensate sales	54,824		906	3,597
Other revenues	4,918	910	1,184	2,193
Total revenues	$75,787	$910	$17,833	$38,167
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$48,422	$—	$292	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(13,280)	—	—	—
Employee costs	4,209	—	1,580	2,505
Materials, parts, and other operating expenses	4,486	—	1,805	2,904
Indirect and passthrough (3)	4,215	—	2,296	9,865
Other segment items (2)	2,866	(7,360)	74	436
Segment Adjusted EBITDA	$24,869	$8,270	$11,786	$22,457
(1) The Company’s revenues are attributable solely to external customers located within the U.S.
(2) For the three months ended March 31, 2026 and 2025, other segment items consist primarily of the following:
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
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.
Assets by reportable segment follow:

	March 31, 2026	December 31, 2025
	(In thousands)
Assets (1):
Rockies	$997,759	$983,074
Permian	269,766	283,090
Mid-Con	754,738	753,517
Piceance	336,182	341,957
Total reportable segment assets	2,358,445	2,361,638
Corporate and Other	47,948	25,971
Total assets	$2,406,393	$2,387,609
(1) The Company’s long-lived assets are located within the U.S.
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Depreciation and amortization:
Rockies	$10,757	$9,753
Permian	—	—
Mid-Con (1)	8,982	8,058
Piceance	6,876	10,550
Total reportable segment depreciation and amortization	26,615	28,361
Corporate and Other	328	391
Total depreciation and amortization	$26,943	$28,752
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follow:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash paid for capital expenditures:
Rockies	$10,976	$11,473
Mid-Con	7,320	7,222
Piceance	239	1,090
Total reportable segment capital expenditures	18,535	19,785
Corporate and Other	742	821
Total cash paid for capital expenditures	$19,277	$20,606

For the purpose of evaluating segment performance, the Company excludes the effect of Corporate and Other revenues and expenses, such as certain general and administrative expenses (including compensation-related expenses and professional services fees), certain natural gas and crude oil marketing services, transaction costs, interest expense, and income tax expense or benefit from segment adjusted EBITDA.
A reconciliation of total of reportable segments’ measure of profit to income or loss before income taxes and income from equity method investees follow:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Reconciliation of segment adjusted EBITDA to income (loss) before income taxes:
Total segment adjusted EBITDA	$64,002	$67,382
Less:
Corporate and Other expense (1)	10,955	3,197
Income from equity method investees	(5,237)	(4,840)
Interest expense	25,013	22,537
Depreciation and amortization (2)	26,943	28,752
Proportional adjusted EBITDA for equity method investees	7,871	7,404
Adjustments related to capital reimbursement activity (3)	(2,825)	(1,946)
Equity compensation	3,036	2,375
Loss on asset sales, net	29	—
Loss on sale of business	—	43
Transaction costs and other	2,385	4,930
Income (loss) before income taxes	$(4,168)	$4,930
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, and interest expense. For the three months ended March 31, 2026, other expense consisted primarily of loss on the fair value remeasurement of the Tall Oak earn-out. For the three months ended March 31, 2025, other expense consisted primarily of a gain on the fair value remeasurement of the Tall Oak earn-out.
(2)Includes the amortization expense associated with the Company’s favorable gas gathering contracts as reported in other revenues.
(3)Contributions in aid of construction are recognized over the remaining term of the respective contract. The Company includes adjustments related to capital reimbursement activity in its calculation of segment adjusted EBITDA to account for revenue recognized from contributions in aid of construction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of the Company and its subsidiaries for the periods since December 31, 2025. As a result, the following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in this report and the MD&A and the audited consolidated financial statements and related notes that are included in the Company’s 2025 Annual Report. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in the section “Forward-Looking Statements.” Actual results may differ materially from those contained in any forward-looking statements.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Three Months Ended March 31, 2026 and 2025” section included herein.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income (loss)	$(3,166)	$4,634
Reportable segment adjusted EBITDA
Rockies	$26,375	$24,869
Permian	8,730	8,270
Mid-Con	19,327	22,457
Piceance	9,570	11,786

Net cash provided by operating activities	$6,870	$16,030

Net cash used in investing activities
Capital expenditures (1)	19,277	20,606
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	(69,997)
Investment in equity method investee - Double E	—	(2,488)

Net cash provided by financing activities
Borrowings under New Permian Transmission Facility	340,000	—
Debt repayments - Legacy Permian Transmission Term Loan	(116,998)	(3,998)
Borrowings on Amended and Restated ABL Facility	78,000	90,000
Debt repayments - Amended and Restated ABL Facility	(75,000)	(250,000)
Distributions and redemption of Subsidiary Series A Preferred Units	(143,226)	(1,628)
Distributions on Series A Preferred Stock	(49,416)	(3,359)
Related party shares issued for cash, net	41,459	—
Related party settlement of Tall Oak earn-out	(21,304)	—
Issuance of Additional 2029 Secured Notes	—	258,438
(1)See “Liquidity and Capital Resources” herein for additional information on capital expenditures.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices, including the ongoing U.S. military operation in Iran, and the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups, the current Russia-Ukraine conflict, international sanctions against Russia, the U.S. military operation in Venezuela, and other sustained military campaigns;
•Natural gas, NGL, and crude oil supply and demand dynamics;
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

Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results. For additional information, see the “Trends and Outlook” section of MD&A included in the 2025 Annual Report.
2026 capital structure transactions. During the quarterly period ended March 31, 2026, we completed several transactions with counterparties that impacted our financial position and quarterly cash flows and will also impact future cash outflows for interest expense, dividends, and operating and financing activities.
•Legacy Permian Transmission Credit Facilities Refinancing. In March 2026, we completed a $440.0 million refinancing of our Legacy Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility having a maturity in March 2031, bearing interest at SOFR plus 4.00% per annum. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum) and a $50.0 million uncommitted incremental facility. In connection with the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
•Redemption of Subsidiary Series A Preferred Units. In March 2026, in connection with the Legacy Permian Transmission Credit Facility Refinancing, we redeemed in full all outstanding Subsidiary Series A Preferred Units for $143.2 million.
•Cash settlement of unpaid dividends for Series A Preferred Units. In March 2026, we made a cash dividend payment to the holders of our Series A Preferred Units which included $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
•Equity issuance with a related party. On March 31, 2026, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company, SMLP and Tall Oak Parent, and solely for purposes of modifying certain existing registration rights as detailed in the Purchase Agreement, Connect Midstream, LLC, we issued and sold to Tall Oak Parent 1,351,351 shares of common stock of the Company in exchange for $41.5 million of cash proceeds, net of $0.5 million of issuance costs. The shares were issued at a price of $31.08 per share, which represented the “Minimum Price” in accordance with NYSE regulations. The shares are subject to a 6-month lock up period and other terms and conditions.
Capital structure optimization and portfolio management. We intend to continue to improve our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long-term shareholder value. This may include opportunistic acquisitions, divestitures, re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our current cash balance, internally generated cash flow, our Amended and Restated ABL Facility, the New Permian Transmission Facility, and access to debt or equity capital markets will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the U.S., certain events and conditions in foreign oil and natural gas producing countries, such as the ongoing U.S. military operation in Iran, and the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups, Russia’s invasion of Ukraine, and the recent change in Venezuela’s political leadership, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
Natural gas, NGL, and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the U.S. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation and increase in U.S. LNG exports. Over the next several years, we expect natural gas prices will support continued upstream industry activity by producers focused on natural gas production.
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
Inflation and operating costs. The annual rate of inflation in the U.S. hit 6.5% in December 2022, one of the highest increases in more than three decades, as measured by the Consumer Price Index. While inflation has declined since the second half of 2022, further increases in inflation could increase our operating costs and the overall cost of capital projects we undertake. While some of our fee arrangements escalate based on changes in price indexes, these fee escalations may not be sufficient to offset an increase in our expenditures. Furthermore, inflation may impact producers’ economic decision making, which in turn could impact their willingness to develop acreage in areas that are more susceptible to inflationary pressures and labor force shortages.
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times and the timing of any potential further increases or decreases remains uncertain. As of March 31, 2026, we had approximately $825.0 million principal of fixed-rate debt, $116.0 million outstanding under our variable rate Amended and Restated ABL Facility and $340.0 million outstanding under the variable rate New Permian Transmission Facility. (See Note 7 - Debt for additional information.) As of March 31, 2026, we had $100.0 million of interest rate exposure hedged to offset the impact of changes in interest rates on our New Permian Transmission Facility.

Results of Operations
Consolidated Overview for the Three Months Ended March 31, 2026 and 2025
The following table presents certain consolidated financial and operating data.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenues:
Gathering services and related fees	$59,570	$64,165
Natural gas, NGLs and condensate sales	73,651	59,327
Other revenues	5,921	9,205
Total revenues	139,142	132,697
Costs and expenses:
Cost of natural gas and NGLs	39,372	35,434
Operation and maintenance	38,217	33,530
General and administrative	17,873	16,600
Depreciation and amortization	26,708	28,517
Transaction costs	222	2,793
Acquisition integration costs	373	1,244
Loss on asset sales, net	29	—
Total costs and expenses	122,794	118,118
Other income (expense), net	(590)	9,057
Loss on interest rate swaps	(150)	(966)
Loss on sale of business	—	(43)
Interest expense	(25,013)	(22,537)
Income from equity method investees	5,237	4,840
Income (loss) before income taxes	(4,168)	4,930
Income tax benefit (expense)	1,002	(296)
Net income (loss)	$(3,166)	$4,634

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	870	883
Aggregate average daily throughput - liquids (Mbbl/d)	64	74
(1)Excludes volume throughput for Double E. For additional information, see the Permian section herein under the caption “Segment Overview for the Three Months Ended March 31, 2026 and 2025”.

Volumes – Gas. Natural gas throughput volumes decreased 13 MMcf/d for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting:
•a volume throughput increase of 38 MMcf/d for the Rockies segment.
•a volume throughput decrease of 12 MMcf/d for the Mid-Con segment.
•a volume throughput decrease of 39 MMcf/d for the Piceance segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to natural production declines, offset by 11 new well connections that came online subsequent to March 31, 2025.
For additional information on volumes, see the “Segment Overview for the Three Months Ended March 31, 2026 and 2025” section herein.
Revenues. Total revenues increased $6.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, comprised of a $14.3 million increase in natural gas, NGLs and condensate sales, a $4.6 million decrease in gathering services and related fees and a $3.3 million decrease in other revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $4.6 million compared to the three months ended March 31, 2025, primarily reflecting:
•a $1.3 million decrease in the Rockies;
•a $0.8 million decrease in the Mid-Con; and
•a $2.5 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $14.3 million compared to the three months ended March 31, 2025, primarily reflecting:
•a $15.0 million increase in the Rockies, primarily reflecting new well connections and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Costs and Expenses. Total costs and expenses increased $4.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $3.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily related to the Moonrise Acquisition in late March 2025.
Operation and Maintenance. Operation and maintenance expense increased $4.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily as a result of the Moonrise Acquisition which closed in March 2025.
General and administrative. General and administrative expense increased $1.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily as a result of increased employee salaries and benefits expense and a $2.0 million expense related to the settlement of an outstanding commercial dispute. These increases were partially offset by lower contract labor expense. For the three months ended March 31, 2026 and 2025, general and administrative expenses include $3.0 million and $2.4 million of noncash stock-based compensation, respectively.
Depreciation and amortization. Depreciation and amortization expense decreased $1.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to certain Piceance segment assets that were disposed of during the quarterly period ended September 30, 2025.
Transaction costs. During the three months ended March 31, 2025, transaction costs primarily relate to the Moonrise Acquisition and Tall Oak Acquisition.
Acquisition integration costs. Acquisition and integration costs during the three months ended March 31, 2025 primarily relate to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Interest Expense. Interest expense increased $2.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily related to $1.6 million of increased debt issuance cost amortization, primarily related to the write off of the remaining unamortized debt issuance costs on the Legacy Permian Transmission Credit Facilities and $1.1 million of increased interest expense related to the issuance of the Additional 2029 Secured Notes.

Income Tax. For the three months ended March 31, 2026, the Company recorded a tax benefit of $1.0 million. Our effective tax rate was different from the U.S. federal statutory income tax rate primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation, and nondeductible executive compensation.

Segment Overview for the Three Months Ended March 31, 2026 and 2025
Rockies.
Volume throughput for our Rockies reportable segment follow:

	Rockies
	Three Months Ended March 31,
	2026	2025	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	167	129	29%
Aggregate average daily throughput - liquids (Mbbl/d)	64	74	(14%)
Natural gas. Natural gas volume throughput increased 29% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily reflecting 100 new well connections that came online subsequent to March 31, 2025 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Liquids. Liquids volume throughput decreased 14% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to natural production declines, partially offset by 11 new well connections that came online subsequent to March 31, 2025.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended March 31,
	2026	2025	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$14,718	$16,045	(8)%
Natural gas, NGLs and condensate sales	69,781	54,824	27%
Other revenues	1,604	4,918	(67)%
Total revenues	86,103	75,787	14%
Costs and expenses:
Cost of natural gas and NGLs	39,372	35,142	12%
Operation and maintenance	16,536	12,697	30%
General and administrative	3,724	1,406	165%
Depreciation and amortization	10,757	9,753	10%
(Gain) loss on asset sales, net	15	—	*
Total costs and expenses	70,404	58,998	19%
Add:
Depreciation and amortization	10,757	9,753
Adjustments related to capital reimbursement activity	(2,001)	(1,714)
(Gain) loss on asset sales, net	15	—
Other	1,905	41
Segment adjusted EBITDA	$26,375	$24,869	6%
* Not considered meaningful
Three months ended March 31, 2026. Segment adjusted EBITDA increased $1.5 million, compared to the three months ended March 31, 2025, primarily as a result of increased throughput described above, partially offset by lower freshwater sales.

The Company is providing the below additional financial and operational details for its liquids related activities within its Rockies segment (in thousands):

Rockies liquids	Three Months Ended March 31,
	2026	2025
Gathering services and related fees	$9,239	$11,703
MVC shortfall (payments) in gathering services and related fees	—	—
Gathering services and related fees included in costs of goods sold	394	77
Adjustments related to capital reimbursement activity	(124)	(124)
The Company is providing the below additional financial and operational details for its natural gas and other related activities within its Rockies segment (in thousands):

Rockies natural gas and other	Three Months Ended March 31,
	2026	2025
Gathering services and related fees	$5,479	$4,342
MVC shortfall (payments) in gathering services and related fees	(183)	(572)
Gathering services and related fees included in costs of goods sold	15,086	13,202
Adjustments related to capital reimbursement activity	(1,878)	(1,590)

Permian.
Volume throughput for our Permian reportable segment follow:

	Permian
	Three Months Ended March 31,
	2026	2025	Percentage Change
Average daily throughput (MMcf/d) (Double E)	805	664	21%
Volume throughput for Double E increased 21% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of increased throughput volumes from its customers.
The following table presents the MVC quantities (i) that Double E’s shippers have contracted for under firm transportation service agreements and related negotiated rate agreements and (ii) three new precedent agreements for projects not yet placed in service. These precedent agreements are expected to require between $45.0 and $50.0 million of capital investment by Summit Permian Transmission, all of which is expected to be funded with the New Permian Transmission Facility.

	MVC’s - Active Contracts	MVC’s - Executed Precedent Agreements	Total MVC
(Amounts in Dth/day)	Weighted average MVC quantities for the year ended December 31,
2026	1,115,000	14,438	1,129,438
2027	1,115,000	178,493	1,293,493
2028	1,115,000	335,301	1,450,301
2029	1,115,000	519,315	1,634,315
2030	1,115,000	540,000	1,655,000
2031	1,009,521	540,000	1,549,521
2032	240,000	540,000	780,000
2033	240,000	540,000	780,000
2034	105,753	540,000	645,753
2035	9,863	540,000	549,863

Financial data for our Permian reportable segment follow:

	Permian
	Three Months Ended March 31,
	2026	2025	Percentage Change
	(In thousands)
Revenues:
Other revenues	$947	$910	4%
Total revenues	947	910	4%
Costs and expenses:
General and administrative	88	44	100%
Total costs and expenses	88	44	100%
Add:
Proportional adjusted EBITDA for Double E	7,871	7,404	6%
Segment adjusted EBITDA	$8,730	$8,270	6%
Three months ended March 31, 2026. Segment adjusted EBITDA increased $0.5 million, compared to the three months ended March 31, 2025, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follow:

	Mid-Con
	Three Months Ended March 31,
	2026	2025	Percentage Change
Average daily throughput (MMcf/d)	476	488	(2%)
Volume throughput decreased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily as a result of natural production declines, partially offset by 33 new well connections that came online subsequent to March 31, 2025.
Financial data for our Mid-Con reportable segment follow:

	Mid-Con
	Three Months Ended March 31,
	2026	2025	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$31,585	$32,377	(2%)
Natural gas, NGLs and condensate sales	3,295	3,597	(8%)
Other revenues (1)	2,230	2,193	2%
Total revenues	37,110	38,167	(3%)
Costs and expenses:
Operation and maintenance	16,919	15,193	11%
General and administrative	611	425	44%
Depreciation and amortization (1)	8,747	7,823	12%
Integration costs	15	590	(97%)
Total costs and expenses	26,292	24,031	9%
Add:
Depreciation and amortization (1)	8,982	8,058
Integration costs	15	590
Adjustments related to capital reimbursement activity	(498)	(332)
Other	10	5
Segment adjusted EBITDA	$19,327	$22,457	(14%)
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three months ended March 31, 2026. Segment adjusted EBITDA decreased $3.1 million, compared to the three months ended March 31, 2025, primarily as a result of lower volume throughput discussed above as well as a temporary increase in field compression equipment expense.

Piceance.
Volume throughput for our Piceance reportable segment follow:

	Piceance
	Three Months Ended March 31,
	2026	2025	Percentage Change
Aggregate average daily throughput (MMcf/d)	227	266	(15%)
Volume throughput decreased 15% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily as a result of natural production declines and an 8MMcf/d decrease from shut-in impacts during the quarter ended March 31, 2026.
Financial data for our Piceance reportable segment follow:

	Piceance
	Three Months Ended March 31,
	2026	2025	Percentage Change
	(In thousands)
Revenues:
Gathering services and related fees	$13,267	$15,743	(16%)
Natural gas, NGLs and condensate sales	575	906	(37%)
Other revenues	1,140	1,184	(4%)
Total revenues	14,982	17,833	(16%)
Costs and expenses:
Cost of natural gas and NGLs	—	292	(100)%
Operation and maintenance	4,762	5,642	(16)%
General and administrative	324	322	1%
Depreciation and amortization	6,876	10,550	(35)%
(Gain) loss on asset sales, net	14	—	*
Total costs and expenses	11,976	16,806	(29%)
Add:
Depreciation and amortization	6,876	10,550
Adjustments related to capital reimbursement activity	(326)	70
(Gain) loss on asset sales, net	14	—
Other	—	139
Segment adjusted EBITDA	$9,570	$11,786	(19%)
________
*Not considered meaningful
Three months ended March 31, 2026. Segment adjusted EBITDA decreased $2.2 million, compared to the three months ended March 31, 2025 primarily as a result of lower volume throughput discussed above as well as contractual step-downs of existing commercial agreements.

Corporate and Other Overview for the Three Months Ended March 31, 2026 and 2025
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended March 31,
	2026	2025	Percentage Change
	(In thousands)
Costs and expenses:
General and administrative	$13,126	$14,403	(9)%
Transaction costs	222	2,793	(92)%
Acquisition integration costs	358	655	(45)%
Interest expense	25,013	22,537	11%

General and administrative. For the three months ended March 31, 2026, general and administrative expenses attributable to Corporate and Other decreased by $1.3 million compared to the three months ended March 31, 2025, primarily due to lower fees associated with transition services incurred in 2025 for the Tall Oak acquisition, offset by increased employee salaries and benefit expense. For the three months ended March 31, 2026 and 2025, general and administrative expenses included $3.0 million and $2.4 million of noncash stock-based compensation, respectively.
Transaction costs. Transaction costs during the three months ended March 31, 2025 primarily relate to the Moonrise Acquisition and Tall Oak Acquisition.
Acquisition integration costs. Acquisition and integration costs during the three months ended March 31, 2025, primarily relate to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Interest Expense. Interest expense increased $2.5 million for the three months ended March 31, 2026, compared to three months ended March 31, 2025, primarily related to $1.6 million of increased debt issuance cost amortization, primarily related to the write off of the remaining unamortized debt issuance costs on the Legacy Permian Transmission Credit Facilities and $1.1 million of increased interest expense related to the issuance of the Additional 2029 Secured Notes.
How We Evaluate Our Operations
We currently conduct and report our operations in the midstream energy industry through four reportable segments: Rockies, Permian, Mid-Con, and Piceance. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations (See Note 15 - Segment Information to the consolidated financial statements). Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance, and we view these metrics as important factors in evaluating our profitability. These metrics include (i) throughput volume, (ii) revenues, (iii) operation and maintenance expenses, (iv) capital expenditures, and (v) segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three months ended March 31, 2026.

Summit Midstream Corporation Tax Structure. We operate the Company in an Up-C tax structure whereby the Company owned 68% of SMLP as of March 31, 2026 and Tall Oak Parent owned the remaining 32% of SMLP as a noncontrolling interest. If on March 31, 2026, Tall Oak Parent converted their 6.5 million SMLP Partnership Common Units and 6.5 million Class B shares for the Company’s common stock, the following adjustments would occur to the Company’s balance sheet and common shares outstanding.

	March 31, 2026	Hypothetical Conversion	Post Conversion
Total Assets	$2,406,393	$—	$2,406,393
Total Liabilities and Equity	$2,406,393	$—	$2,406,393

Outstanding Share Summary	March 31, 2026	Hypothetical Conversion	Post Conversion
Common Stock	13,814,286	6,524,467	20,338,753
Class B Common Stock	6,524,467	(6,524,467)	—
Additional Information. For additional information, see the “Results of Operations” section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the “How We Evaluate Our Operations” section of MD&A included in the 2025 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods. (See 2 - Summary of Significant Accounting Policies and Recently Issued Accounting Standards Applicable to the Company for additional information.)
Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as our current cash balance and external financing sources, including commercial bank borrowings, and the issuance of debt, equity, and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Amended and Restated ABL Facility and New Permian Transmission Facility, together with internally generated cash flows, current cash balance and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months, and based on current expectations, the long-term, without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2026, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $2.7 million, and (ii) letters of credit outstanding against our New Permian Transmission Facility aggregating to $7.0 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the New Permian Transmission Facility. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of March 31, 2026, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) and the Interest Coverage Ratio were 0.35:1.00 and 2.74:1.00, respectively.

Amended and Restated ABL Facility. As of March 31, 2026, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of March 31, 2026, there was $116.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $381.3 million after giving effect to the issuance thereunder of $2.7 million of outstanding but undrawn irrevocable standby letters of credit.
New Permian Transmission Facility. On March 16, 2026, Summit Permian Transmission completed a $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities in the form of a new term loan facility (the “New Permian Transmission Facility”) bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum) and a $50.0 million uncommitted incremental facility.
Material Transactions Impacting Liquidity. As discussed elsewhere in Item 2 of this document, we completed the following material transactions during the three months ended March 31, 2026 that impacted, or will impact, our current and future liquidity and payment obligations.
•Refinancing of Legacy Permian Transmission Credit Facilities. In March 2026, we completed a $440.0 million refinancing of our Legacy Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility.
•Redemption of Subsidiary Series A Preferred Units. In March 2026, in connection with the refinancing of our Legacy Permian Transmission Credit Facilities, we redeemed in full all outstanding Subsidiary Series A Preferred Units with a cash payment of $143.2 million.
•Cash settlement of unpaid dividends for Series A Preferred Units. In March 2026, we made a cash dividend payment to the holders of our Series A Preferred Units which included a $46.3 million cash payment for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
•Equity issuance with a related party. In March 2026, we issued and sold to Tall Oak Parent 1,351,351 shares of common stock of the Company in exchange for $41.5 million of cash proceeds, net of $0.5 million of issuance costs.
•Payment of Related party – Tall Oak deferred earn-out. In March 2026, we settled our deferred earn-out obligation to Tall Oak Parent in full for a cash payment of $22.0 million.
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
Cash Flows
The components of the net change in cash and cash equivalents were as follow:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$6,870	$16,030
Net cash used in investing activities	(19,363)	(93,091)
Net cash provided by financing activities	42,336	81,466
Net change in cash, cash equivalents and restricted cash	$29,843	$4,405

Operating activities. Details of operating cash flows follow:
Operating activity cash flows during the three months ended March 31, 2026 primarily reflected:
•a net loss of $3.2 million plus positive adjustments of $35.7 million for non-cash operating items; and
•a $25.6 million outflow due to changes in working capital accounts.
Operating activity cash flows during the three months ended March 31, 2025 primarily reflected:
•a net income of $4.6 million plus adjustments of $29.4 million for non-cash operating items; and
•an $18.0 million outflow due to changes in working capital accounts.
Investing activities. Details of investing cash flows follow:
Investing activity cash flows during the three months ended March 31, 2026 primarily reflected:
•$19.3 million of cash outflows for capital expenditures.
Investing activity cash flows during the three months ended March 31, 2025 primarily reflected:
•$70.0 million of cash outflows from cash consideration paid for the acquisition of Moonrise, net of cash acquired in the transaction; and
•$20.6 million of cash outflows for capital expenditures.
Financing activities. Details of financing activities follow:
Financing activity cash flows during the three months ended March 31, 2026 primarily reflected:
•$340.0 million of cash inflows for borrowings under the New Permian Transmission Credit Facility;
•$78.0 million of cash inflows for borrowings on the Amended and Restated ABL Facility;
•$41.5 million of cash inflows for proceeds from related party shares issued for cash; partially offset by
•$143.2 million of cash outflows for redemption of our Subsidiary Series A Preferred Units;
•$117.0 million of cash outflows for repayments on the Legacy Permian Transmission Term Loan;
•$75.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$49.4 million of cash outflows for Distributions on Series A Preferred Stock; and
•$21.3 million of cash outflows for the related party settlement of the Tall Oak earn-out.
Financing activity cash flows during the three months ended March 31, 2025 primarily reflected:
•$250.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$4.0 million of cash outflows for repayments on the Legacy Permian Transmission Term Loan;
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
For the three months ended March 31, 2026, cash paid for capital expenditures totaled $19.3 million which included $3.7 million of maintenance capital expenditures. For the three months ended March 31, 2026, we did not make any contributions to Double E.

We rely primarily on internally generated cash flows, our current cash balance as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity, and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our internally generated cash flows, current cash balance, our Amended and Restated ABL Facility and the New Permian Transmission Facility, and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
There are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to, (i) the ability to reach agreements with third parties; (ii) prevailing conditions and outlook in the natural gas, crude oil and NGL industries and markets, and (iii) our ability to obtain financing from commercial banks, the capital markets, or other financing sources.
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
Off-Balance Sheet Arrangements
During the three months ended March 31, 2026, there were no material changes to the off-balance sheet obligations disclosed in our 2025 Annual Report.
Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no significant changes to our critical accounting estimates from those disclosed on 2025 Annual Report.
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
•fluctuations in natural gas, NGLs and crude oil prices, including as a result of political or economic measures taken by various countries or OPEC and the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups;

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
•operational risks and hazards inherent in the transmission, gathering, compression, treating, and/or processing of natural gas, crude oil and produced water;
•our ability to comply with the terms of the agreements comprising the Global Settlement;
•weather conditions and terrain in certain areas in which we operate;
•physical and financial risks associated with climate change;
•any other issues that can result in deficiencies in the design, installation, or operation of our transmission, gathering, compression, treating, processing, and freshwater facilities;
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
•the effects of existing and future laws and governmental regulations, including environmental, safety and climate change requirements and federal, state, and local restrictions or requirements applicable to oil and/or gas drilling, production, or transportation;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2025, except for the following. In connection with the refinancing of the Legacy Permian Transmission Credit Facilities, our variable rate indebtedness increased by $223.0 million. Additionally, as of March 31, 2026, the notional amount of our interest rate swaps remained at approximately $100.0 million. As of March 31, 2026, we had approximately $825.0 million principal of fixed-rate debt, $116.0 million outstanding under our variable rate Amended and Restated ABL Facility and $340.0 million outstanding under the variable rate New Permian Transmission Facility. (See Note 7 - Debt for additional information.) While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the three months ended March 31, 2026, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $0.7 million, assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility, Legacy Permian Transmission Term Loan, and New Permian Transmission Facility. For additional information, see the “Interest Rate Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2025 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Mid-Con customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2025. For additional information, see the “Commodity Price Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2025 Annual Report.
Item 4. Controls and Procedures.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2026 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years. As of March 31, 2026, we have paid principal amounts totaling $28.0 million and we intend to fully satisfy all monetary obligations by December 31, 2026.
Item 1A. Risk Factors.
The risk factors contained in Item 1A. Risk Factors of the 2025 Annual Report are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the shares of common stock issued to Tall Oak Parent for cash on March 31, 2026, we did not sell any unregistered equity securities during the quarter ended March 31, 2026.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2026, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.
James D. Johnston, the Company’s Executive Vice President, General Counsel and Chief Compliance Officer, entered into a Rule 10b5-1 trading arrangement adopted March 23, 2026 (the “Adoption Date”) providing for the sale from time to time of an aggregate of up to 10,400 shares of our common stock subject to limit price, no-sale periods, monthly quantity limits, and a selling start date the later of (i) July 2, 2026, (ii) the 91st day after the Adoption Date, or the earlier of (iii) the third business day following issuance of the financial results in this Form 10-Q or the 121st day after the Adoption Date. No transactions have occurred under the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 5, 2027, or earlier expiration if all transactions under the trading arrangement are completed.
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

4.1
Third Supplemental Indenture, dated May 9, 2025, among Summit Midstream Holdings, LLC, Moonrise Midstream, LLC, Mountaineer Midstream Company, LLC, Centennial Water Pipelines, LLC, Summit Midstream Finance Corp. and Regions Bank, as trustee and collateral agent (Incorporated herein by reference to Exhibit 4.5 to SMC’s Annual Report on Form 10-K filed March 16, 2026 (Commission File No. 001-42201)).

10.1
Securities Purchase Agreement, by and among Summit Midstream Corporation, Summit Midstream Partners, LP, Tall Oak Midstream Holdings, LLC and Connect Midstream, LLC, dated as of March 31, 2026 (Incorporated herein by reference to Exhibit 10.1 to SMC’s Current Report on Form 8-K filed April 2, 2026 (Commission File No. 001-42201)).

10.2	†
Credit Agreement, dated as of March 16, 2026, among Summit Permian Transmission, LLC, as borrower, EPIC Administration, LLC, as administrative agent, the lenders party thereto from time to time and Nuveen Alternative Advisors, LLC, as sole lead arranger (Incorporated herein by reference to Exhibit 10.15 to SMC’s Annual Report on Form 10-K filed March 16, 2026 (Commission File No. 001-42201)).

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

Summit Midstream Corporation
(Registrant)

May 11, 2026	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)