Form 10-Q
period 2026-06-30
Summit Midstream Corp
filed 2026-08-10
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of August 7, 2026
Common Stock, par value $0.01 per share	13,783,618
Class B Common Stock, par value $0.01 per share	6,524,467

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
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

DJ Basin	Denver-Julesburg Basin
DOJ	U.S. Department of Justice

Double E	Double E Pipeline, LLC
Double E Pipeline	a 135 mile, 1.6 Bcf/d, FERC-regulated interstate natural gas transmission pipeline that provides transportation service from multiple receipt points in the Delaware Basin to various delivery points in and around the Waha hub in Texas

Dth	one million British thermal units
EPA	Environmental Protection Agency
EPS	earnings or loss per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	Final Investment Decision
Finance Corp.	Summit Midstream Finance Corp.
Fundare	Fundare Resources Company HoldCo, LLC and, solely for purposes of Section 9.19 of the Moonrise Acquisition (as defined below) purchase agreement, Fundare Resources Company, LLC
GAAP	accounting principles generally accepted in the United States of America
hub	geographic location of a storage facility and multiple pipeline interconnections
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

Series A Certificate of Designation	the Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of the Company
Series A Preferred Stock	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock issued by the Company
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by SMLP

shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period
SMC LTIP	Summit Midstream Corporation 2024 Long-Term Incentive Plan, as amended from time to time
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP 2022 Long-Term Incentive Plan
SOFR	Secured Overnight Financing Rate
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Tall Oak Acquisition	the consummation of the transaction contemplated by the Business Contribution Agreement, dated as of October 1, 2024, by and among the Company, SMLP, and Tall Oak Midstream Holdings, LLC
Tall Oak Parent	Tall Oak Midstream Holdings, LLC
the Company	Summit Midstream Corporation and its subsidiaries
throughput volume	the volume of natural gas, crude oil or produced water gathered, transported or passing through a pipeline, plant, or other facility during a particular period; also referred to as volume throughput
unconventional resource basin	a basin where natural gas or crude oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, for instance, natural gas produced from shale formations and coalbeds; also referred to as an unconventional resource play

U.S.	United States of America
wellhead	the equipment at the surface of a well, used to control the well’s pressure; also, the point at which the hydrocarbons and water exit the ground

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$20,967	$9,274
Restricted cash	10,793	10,405
Accounts receivable	87,202	69,752
Other current assets	5,509	7,490
Total current assets	124,471	96,921
Property, plant and equipment, net	1,839,292	1,844,146
Intangible assets, net	149,513	153,564
Investment in Double E	267,641	265,583
Other noncurrent assets	26,463	27,395
TOTAL ASSETS	$2,407,380	$2,387,609

LIABILITIES AND EQUITY
Trade accounts payable	$21,414	$31,652
Accrued expenses	43,090	24,270
Deferred revenue	7,996	10,122
Ad valorem taxes payable	7,226	10,190
Accrued compensation and employee benefits	7,342	12,063
Accrued interest	27,666	30,045
Accrued environmental remediation	1,398	1,710
Accrued settlement payable	8,333	8,333
Current portion of long-term debt	1,748	21,223
Other current liabilities	5,672	27,185
Total current liabilities	131,885	176,793
Deferred tax liabilities, net	92,536	73,635
Long-term debt, net	1,237,900	1,024,347
Noncurrent deferred revenue	17,817	18,398
Noncurrent accrued environmental remediation	52	52
Other noncurrent liabilities	8,324	6,532
TOTAL LIABILITIES	1,488,514	1,299,757
Commitments and contingencies (See Note 9)

Mezzanine Equity
Subsidiary Series A Preferred Units (nil and 93,039 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	141,296

Equity
Series A Preferred Stock (65,508 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025)	64,168	110,468
Common Stock, $0.01 par value (42,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 13,782,960 and 12,262,320 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	136	122
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of June 30, 2026 and December 31, 2025; 6,524,467 issued and outstanding as of June 30, 2026 and December 31, 2025)	65	65
Additional paid-in capital	740,596	638,427
Accumulated deficit	(206,590)	(202,902)
Total Company stockholders’ equity	598,375	546,180
Noncontrolling interest	320,491	400,376
Total Equity	918,866	946,556
TOTAL LIABILITIES AND EQUITY	$2,407,380	$2,387,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues:
Gathering services and related fees	$62,700	$64,182	$122,270	$128,347
Natural gas, NGLs and condensate sales	84,116	66,345	157,767	125,672
Other revenues	8,197	9,690	14,118	18,895
Total revenues	155,013	140,217	294,155	272,914
Costs and expenses:
Cost of natural gas and NGLs	49,092	35,914	88,464	71,348
Operation and maintenance	39,812	39,241	78,029	72,771
General and administrative	13,690	15,516	31,563	32,116
Depreciation and amortization	26,851	30,055	53,559	58,572
Transaction costs	19	1,061	241	3,854
Acquisition integration costs	608	4,155	981	5,399
Gain (loss) on asset sales, net	(26)	—	3	—
Long-lived asset impairments	—	71	—	71
Total costs and expenses	130,046	126,013	252,840	244,131
Other income (expense), net	1,290	378	700	9,435
Gain (loss) on interest rate swaps	947	(500)	797	(1,466)
Loss on sale of business	—	—	—	(43)
Interest expense	(27,403)	(23,864)	(52,416)	(46,401)
Income from equity method investees	5,832	4,802	11,069	9,642
Income (loss) before income taxes	5,633	(4,980)	1,465	(50)
Income tax benefit (expense)	(1,068)	752	(66)	456
Net income (loss)	$4,565	$(4,228)	$1,399	$406
Less: Net income attributable to Subsidiary Series A Preferred Units	—	(3,679)	(1,930)	(7,271)
Less: Net income attributable to Series A Preferred Stock	(1,865)	(3,101)	(4,978)	(7,019)
Add: Net (income) loss attributable to noncontrolling interest in SMLP	(1,093)	2,980	1,821	3,969
Net income (loss) attributable to Summit Midstream Corporation	$1,607	$(8,028)	$(3,688)	$(9,915)
Net income (loss) per share:
Common stock – basic	$0.12	$(0.66)	$(0.28)	$(0.83)
Common stock – diluted	$0.11	$(0.66)	$(0.28)	$(0.83)

Weighted-average number of shares outstanding:
Common stock – basic	13,811	12,241	13,074	12,005
Common stock – diluted	14,045	12,241	13,074	12,005
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Equity
	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid-in Capital	Retained Earnings (Deficit)	Non controlling interest	Total Equity
Equity, December 31, 2025	$110,468	$122	$65	$638,427	$(202,902)	$400,376	$946,556
Net income (loss)	3,113	—	—	—	(5,295)	(2,914)	(5,096)
Dividend paid on Series A Preferred Stock	(49,416)	—	—	—	—	—	(49,416)
Equity compensation	—		—	3,036	—	—	3,036
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(2,796)	—	—	(2,796)
Share issuance	—	14	—	41,445	—	—	41,459
Tax impact of Up-C Structure	—	—	—	(18,751)	—	—	(18,751)
Equity shift	—	—	—	78,286	—	(78,286)	—
Equity, March 31, 2026	$64,165	$136	$65	$739,647	$(208,197)	$319,176	$914,992
Net income (loss)	1,865	—	—	—	1,607	1,093	4,565
Dividend paid on Series A Preferred Stock	(1,862)	—	—	—	—	—	(1,862)
Equity compensation	—	—	—	2,298	—	—	2,298
Shares repurchased and redeemed under Share Repurchase Program	—	—	—	(1,009)	—	—	(1,009)
Tax impact of Up-C Structure	—	—	—	(78)	—	—	(78)
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(40)	—	—	(40)
Equity shift	—	—	—	(222)	—	222	—
Equity, June 30, 2026	$64,168	$136	$65	$740,596	$(206,590)	$320,491	$918,866

	Equity
	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid-in Capital	Retained Earnings (Deficit)	Non controlling interest	Total Equity
Equity, December 31, 2024	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	3,918	—	—	—	(1,887)	(989)	1,042
Dividend paid on Series A Preferred Stock	(3,359)	—	—	—	—	—	(3,359)
Equity compensation	—	—	—	2,375	—	—	2,375
Tax withholdings and associated payments on vested SMC LTIP awards	—	1	—	(2,838)	—	—	(2,837)
Moonrise Acquisition	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	(12,280)	—	—	(12,280)
Equity shift	—	—	—	86,526	—	(86,526)	—
Equity, March 31, 2025	$110,789	$122	$65	$632,387	$(185,220)	$409,818	$967,961
Net income (loss)	3,101	—	—	—	(8,028)	(2,980)	(7,907)
Dividend paid on Series A Preferred Stock	(3,382)	—	—	—	—	—	(3,382)
Equity compensation	—	—	—	2,362	—	—	2,362
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(8)	—	—	(8)
Equity shift	—	—	—	(233)	—	233	—
Equity, June 30, 2025	$110,508	$122	$65	$634,508	$(193,248)	$407,071	$959,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities:
Net income (loss)	$1,399	$406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	72	(553)
Depreciation and amortization	54,028	59,041
Noncash lease expense	1,554	3,897
Amortization of debt issuance costs and other	3,813	1,979
Equity compensation	5,334	4,737
Income from equity method investee - Double E	(11,069)	(9,642)
Distributions from equity method investee - Double E	15,519	13,955
Loss on asset sales, net	3	—
(Gain) loss on earn-out remeasurement	503	(8,479)
Loss on sale of business	—	43
Unrealized (gain) loss on interest rate swaps	(406)	3,250
Long-lived asset impairment	—	71
Changes in operating assets and liabilities:
Accounts receivable	(17,450)	(4,040)
Trade accounts payable	(10,310)	5,753
Accrued expenses	18,710	(9,435)
Deferred revenue, net	(2,707)	(2,960)
Ad valorem taxes payable	(2,964)	(543)
Accrued interest	(2,379)	5,242
Accrued environmental remediation, net	(313)	(147)
Other, net	(2,535)	(9,332)
Net cash provided by operating activities	50,802	53,243
Investing activities:
Capital expenditures	(44,270)	(46,996)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	(69,997)
Investment in equity method investee - Double E	(6,508)	(3,063)
Other, net	14	—
Net cash used in investing activities	(50,764)	(120,056)
Financing activities:
Borrowings under New Permian Transmission Facility	350,000	—
Debt repayments - Legacy Permian Transmission Term Loan	(116,998)	(8,106)
Borrowings on Amended and Restated ABL Facility	83,000	95,000
Debt repayments - Amended and Restated ABL Facility	(117,000)	(260,000)
Distributions and redemption of Subsidiary Series A Preferred Units	(143,226)	(3,256)
Distributions on Series A Preferred Stock	(51,277)	(6,741)
Related party shares issued for cash, net	41,459	—
Related party settlement of Tall Oak earn-out	(21,304)	—
Repurchase of shares under Share Repurchase Program	(1,009)	—
Issuance of Additional 2029 Secured Notes	—	258,438
Debt issuance costs	(8,082)	(4,835)
Other, net	(3,520)	(3,382)
Net cash provided by financing activities	12,043	67,118
Net change in cash, cash equivalents and restricted cash	12,081	305
Cash, cash equivalents and restricted cash, beginning of period	19,679	25,199
Cash, cash equivalents and restricted cash, end of period	$31,760	$25,504
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY
Income Taxes. The Company accounts for income taxes, as required, under ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the relevant years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income or loss in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
For transactions with shareholders, the tax effects of changes in the tax bases of assets and liabilities caused by transactions among or with shareholders are included in equity under the caption “Tax impact of Up-C Structure” in accordance with GAAP and reflected in the condensed consolidated statement of equity as an increase or decrease to equity.
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

New Accounting Standards Not Yet Implemented. ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact this standard will have on its consolidated financial statement disclosures.
ASU 2025-11, Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact this standard will have on its consolidated financial statements.
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
The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The fair value of acquired equipment and intangible assets are based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using weighted average cost of capital.
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of approximately 30 years.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Moonrise Acquisition had occurred on January 1, 2025:

Six Months Ended June 30, 2025
Revenues	$276,893
Net income (loss)	$(392)

The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Moonrise Acquisition been completed at January 1, 2025, nor is it necessarily indicative of future operating results. Subsequent to the Moonrise Acquisition, during the second quarter of 2025, the Company integrated the Moonrise assets within its Niobrara G&P system. As a result of the integration, it is impractical to disclose the amounts of revenues and earnings that the Moonrise Acquisition contributed to the Company’s condensed consolidated statements of operations during subsequent reporting periods.
4. REVENUE
The following table presents estimated revenue, as of June 30, 2026, expected to be recognized during the remainder of 2026 and over the remaining contract period related to performance obligations that are unsatisfied and are comprised of estimated MVC shortfall payments.

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Gathering services and related fees	$10,643	$10,810	$10,043	$1,200	$—	$—
Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. For more detailed information about reportable segments. (See Note 16 - Segment Information for additional information.)

	Three Months Ended June 30, 2026
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$15,583	$79,716	$4,588	$99,887
Permian	—	—	947	947
Mid-Con	34,057	3,950	1,480	39,487
Piceance	13,060	450	1,182	14,692
Total reportable segments	62,700	84,116	8,197	155,013
Corporate and other	—	—	—	—
Total	$62,700	$84,116	$8,197	$155,013

	Six Months Ended June 30, 2026
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$30,301	$149,497	$6,192	$185,990
Permian	—	—	1,894	1,894
Mid-Con	65,642	7,245	3,710	76,597
Piceance	26,327	1,025	2,322	29,674
Total reportable segments	122,270	157,767	14,118	294,155
Corporate and other	—	—	—	—
Total	$122,270	$157,767	$14,118	$294,155

	Three Months Ended June 30, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$16,303	$58,774	$5,242	$80,319
Permian	—	—	911	911
Mid-Con	32,245	6,939	2,239	41,423
Piceance	15,634	632	1,298	17,564
Total reportable segments	64,182	66,345	9,690	140,217
Corporate and other	—	—	—	—
Total	$64,182	$66,345	$9,690	$140,217

	Six Months Ended June 30, 2025
	Gathering services and related fees	Natural gas, NGLs and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$32,348	$113,598	$10,160	$156,106
Permian	—	—	1,821	1,821
Mid-Con	$64,622	$10,536	$4,432	$79,590
Piceance	31,377	1,538	2,482	35,397
Total reportable segments	128,347	125,672	18,895	272,914
Corporate and other	—	—	—	—
Total	$128,347	$125,672	$18,895	$272,914
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow:

	June 30, 2026	December 31, 2025
	(In thousands)
Gathering and processing systems and related equipment	$2,490,064	$2,451,820
Construction in progress	54,171	54,367
Land and line fill	16,322	16,311
Other	60,623	70,756
Total	2,621,180	2,593,254
Less: accumulated depreciation	(781,888)	(749,108)
Property, plant and equipment, net	$1,839,292	$1,844,146
Depreciation expense and capitalized interest for the Company follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation expense	$23,347	$25,893	$46,565	$50,938
Capitalized interest	447	460	867	857
6. EQUITY METHOD INVESTMENT
As of June 30, 2026, the Company has an equity method investment in Double E, the balance of which is included within the Investment in Double E caption on the unaudited condensed consolidated balance sheet. The Company has determined that its maximum exposure to loss associated with this investment is limited to its carrying value. No material guarantees, or other commitments to support the operations or obligations of the investee, are currently outstanding.
7. DEFERRED REVENUE
The balances in deferred revenue as of June 30, 2026 and December 31, 2025 are primarily related to contributions in aid of construction which will be recognized as revenue over the life of the contract. An update of current and noncurrent deferred revenue follows:

	Current	Noncurrent
	(In thousands)
Deferred revenue, December 31, 2025	$10,122	$18,398
Add: additions	3,528	2,947
Less: reclassifications to current deferred revenue, revenue recognized and other	(5,654)	(3,528)
Deferred revenue, June 30, 2026	$7,996	$17,817
8. DEBT
Debt for the Company as of June 30, 2026, and December 31, 2025, follow:

	June 30, 2026	December 31, 2025
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset based credit facility due July 2029	$79,000	$113,000
New Permian Transmission Facility: Summit Permian Transmission’s variable rate senior secured term loan due March 2031	350,000	—
Legacy Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	—	116,998
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	825,000
Less: unamortized debt discount, premium and debt issuance costs	(14,352)	(9,428)
Total debt, net of unamortized debt discount, premium and debt issuance costs	1,239,648	1,045,570
Less: current portion of long-term debt	(1,748)	(21,223)
Total long-term debt	$1,237,900	$1,024,347
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to the Amended and Restated ABL Agreement, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base comprised of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors. As of June 30, 2026, the most recent borrowing base determination of eligible assets totaled $798.3 million, an amount greater than the $500.0 million of aggregate lending commitments.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder

(such date, the “Amended and Restated ABL Termination Date”). As of June 30, 2026, the Amended and Restated ABL Facility will mature on July 26, 2029.
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
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2026, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) was 0.29:1.00 and the Interest Coverage Ratio was 2.73:1.00. As of June 30, 2026, the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
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
Pursuant to the Amended and Restated ABL Agreement, the obligations (as defined in the Amended and Restated ABL Agreement) are generally secured by a first priority lien on and security interest in (subject to permitted liens), subject to certain exclusions and limitations set forth in the Amended and Restated ABL Agreement, (i) substantially all of the personal property of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors, (ii) all equity interests in Summit Holdings and certain other entities, all debt securities and certain rights related to the foregoing, in each case, owned by the Company, (iii) Closing Date Material Gathering Station Real Property and Closing Date Pipeline Material Gathering Station Real Property (each, as defined in the Amended and Restated ABL Agreement) and certain other material real property interests (including improvements thereon) of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors as provided in the Amended and Restated ABL Agreement, and (iv) all proceeds of the foregoing collateral.
As of June 30, 2026, the applicable margin under the adjusted SOFR borrowings was 2.750%, the interest rate was 6.49%, and the total available borrowing capacity totaled $418.3 million, after giving effect to the issuance of $2.7 million in outstanding but undrawn irrevocable standby letters of credit.
Intercreditor Agreement. On November 2, 2021, Summit Holdings and the other guarantors party thereto entered into an Intercreditor Agreement (as modified by the Notice of Reaffirmation (as defined below), the “Intercreditor Agreement”) with Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, and Regions Bank, as initial second lien representative for the initial second lien claimholders and collateral agent for the initial second lien claimholders, which was reaffirmed by Bank of America, N.A., in connection with its entry into the Amended and Restated ABL Facility, and which Regions Bank joined as an additional second lien representative for the additional second lien claimholders and additional second lien collateral agent for the additional second lien claimholders, in each case, pursuant to that certain Notice and Reaffirmation of Intercreditor Agreement (the “Notice of Reaffirmation”), dated as of July 26, 2024, substantially concurrently with the entry into the Amended and Restated ABL Facility. The Intercreditor Agreement establishes (i) a first-priority lien (subject to permitted liens) status for the liens on the collateral securing the ABL Facility (and will apply to the Amended and Restated ABL Facility) and any additional first-lien indebtedness, and (ii) a junior priority lien (subject to permitted liens) status for the liens on the collateral securing the 2029 Secured Notes.
New Permian Transmission Facility. On March 16, 2026, SMC’s unrestricted subsidiary, Summit Permian Transmission, entered into a $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031 (the “New Permian

Transmission Facility”). The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum) and a $50.0 million uncommitted incremental facility. In accordance with the terms of the New Permian Transmission Facility, Summit Permian Transmission is required to make mandatory quarterly principal repayments in the amount of 0.25% of the principal amount outstanding on each quarterly payment date beginning March 31, 2027.
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
As of June 30, 2026, the applicable margin under the adjusted term SOFR borrowings was 4.000% and the average interest rate was 7.70%. The available committed portion of the New Permian Transmission Facility totaled $40.0 million and is subject to a commitment fee of 1.0%. As of June 30, 2026, Summit Permian Transmission has outstanding letters of credit aggregating to $7.0 million.
Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 30% of the New Permian Transmission Facility at a fixed SOFR-based rate of 3.65%. As of June 30, 2026, the Company was in compliance with the financial covenants of the New Permian Transmission Facility.
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
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes, at a price of 103.375% of their face value, as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. As of June 30, 2026, $825.0 million of the 2029 Secured Notes were outstanding. The 2029 Secured Notes mature on October 31, 2029, and have interest payable semi-annually in arrears on each February 15 and August 15.
On or after July 31, 2026, Summit Holdings may redeem all or a portion of the 2029 Secured Notes in whole at any time or in part from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest if redeemed during the periods indicated below:

Period	Redemption Price
July 31, 2026 to July 30, 2027	104.313%
July 31, 2027 to July 30, 2028	102.156%
July 31, 2028 and thereafter	100.000%
As of June 30, 2026, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.
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

As of June 30, 2026, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months, and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to June 30, 2027. Each of these amounts represent the Company’s best estimate for costs expected to be incurred. Neither of these amounts has been discounted to present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2025	$1,762
Payments made	(302)
Changes in estimates	(10)
Accrued environmental remediation, June 30, 2026	$1,450
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of June 30, 2026 and December 31, 2025, the accrued loss liability for the 2015 Blacktail Release was $8.3 million and is recorded within accrued settlement payable on the condensed consolidated balance sheets.
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

10. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of our debt financial instruments follow:

	June 30, 2026		December 31, 2025
	Carrying Value (1)	Estimated fair value (Level 2)	Carrying Value (1)	Estimated fair value (Level 2)
	(In thousands)
2029 Secured Notes	$825,000	$858,688	$825,000	$851,125
(1) Excludes applicable unamortized debt issuance costs, debt discounts, and debt premiums.

The carrying values on the balance sheets of the Amended and Restated ABL Facility, the New Permian Transmission Facility, and the Legacy Permian Transmission Term Loan represent their fair value due to their floating interest rates. The fair value of the 2029 Secured Notes is based on an average of nonbinding broker quotes as of June 30, 2026 and December 31, 2025. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Related Party - Tall Oak Deferred Earn-Out. In connection with the Tall Oak Acquisition in 2024, the Company recognized a deferred earn-out liability to Tall Oak Parent, a related party. On March 31, 2026, the deferred earn-out was settled with Tall Oak Parent in full, with Tall Oak Parent receiving a cash payment of $22.0 million. As of December 31, 2025, the estimated fair value of the deferred earn-out was $21.5 million and was reflected within other current liabilities. During the six months ended June 30, 2026 and 2025, the Company recorded a $0.5 million loss and an $8.5 million gain on the fair value remeasurement of the Tall Oak deferred earn-out, respectively. (See Note 10 - Financial Instruments for additional information.)
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
As of June 30, 2026 and December 31, 2025, the outstanding notional amounts of interest rate swaps was $100.0 million and $101.5 million, respectively. As of June 30, 2026, the Company’s interest rate swap agreement was in an asset position and had a fair value of $0.6 million and is recorded within other noncurrent assets within the unaudited condensed consolidated balance sheet. As of December 31, 2025, the Company’s interest rate swap agreements had a fair value of $6.6 million and is recorded within other noncurrent assets within the unaudited condensed consolidated balance sheet. The derivative instruments’ fair value are determined using level 2 inputs from the fair value hierarchy.
For the three months ended June 30, 2026 and 2025, the Company recorded a gain on interest rate swaps of $0.9 million and a loss of $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded a gain of $0.8 million and a loss of $1.5 million, respectively.
In connection with the 2026 refinancing of the Legacy Permian Transmission Term Loan, the Company settled its then outstanding amortizing interest rate swap agreements for $6.7 million in cash.

11. EQUITY AND MEZZANINE EQUITY
Common Stock. An update on the number of shares of outstanding common stock follows for the period from December 31, 2025 to June 30, 2026:

Shares of Common Stock
Shares, December 31, 2025	12,262,320
Shares issued for SMC LTIP, net	203,913
Related party shares issued for cash	1,351,351
Repurchase of shares under Share Repurchase Program	(34,624)
Shares, June 30, 2026	13,782,960
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
Share Repurchase Program. In June 2026, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $35.0 million of the Company’s outstanding common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, repurchases of shares of the Company’s common stock may be made from time to time in the open market, through privately negotiated transactions, block purchases, or otherwise, including through a Rule 10b5-1 trading plan, in compliance with applicable federal and state securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases will be determined by management at its discretion based on a variety of factors, including business and market conditions, the trading price of the Company’s common stock, compliance with debt covenants, and certain other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no fixed expiration date, and may be suspended or discontinued at any time.
As of June 30, 2026, the Company has repurchased 34,624 shares of common stock for an aggregate purchase price of $1.0 million, excluding applicable excise taxes, under the Share Repurchase Program. As of June 30, 2026, approximately $34.0 million remained available for future repurchases.
Class B Common Stock. In the Tall Oak Acquisition, the Company issued shares of non-economic Class B Common Stock to Tall Oak Parent. Shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of our common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2025 to June 30, 2026.

Shares of Class B Common Stock
Shares, December 31, 2025	6,524,467
2026 activity	—
Shares, June 30, 2026	6,524,467
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

Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Board of Directors out of legally available funds for such purpose. The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The floating rate established on June 15, 2026 for the period ended September 30, 2026 was 11.4%.
The Board of Directors reinstated cash dividends on its Series A Preferred Stock beginning on March 14, 2025. During the six month periods ended June 30, 2026 and 2025, cash dividend payments totaling $51.3 million and $6.7 million were paid, respectively. The cash dividend payment during the six months ended June 30, 2026 includes a payment of $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
As of June 30, 2026 and December 31, 2025, the Company had 65,508 shares of Series A Preferred Stock outstanding.
Partnership Common Units. In the Tall Oak Acquisition, SMLP issued Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of SMC common stock at the election of the holder for no additional consideration.
An update on the number of Partnership Common Units for the period from December 31, 2025 to June 30, 2026 follows:

	Partnership Common Units owned by Tall Oak Parent	Partnership Common Units Owned by the Company	Total Partnership Common Units
Units, December 31, 2025	6,524,467	12,262,320	18,786,787
Units issued for SMC LTIP, net	—	203,913	203,913
Related party units issued for cash	—	1,351,351	1,351,351
Redemption of units under Share Repurchase Program	—	(34,624)	(34,624)
Units, June 30, 2026	6,524,467	13,782,960	20,307,427
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
In March 2026, the Company redeemed in full, all outstanding Subsidiary Series A Preferred Units. The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2025 to June 30, 2026, net of $0.6 million of unamortized issuance costs as of December 31, 2025:

(In thousands)
Balance, December 31, 2025	$141,296
Redemption accretion, net of issuance cost amortization	1,930
Cash distribution and redemption	(143,226)
Balance, June 30, 2026	$—

Noncontrolling interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the condensed consolidated balance sheet. As of June 30, 2026, the Company’s noncontrolling interest is approximately 32% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
(In thousands)
Balance, December 31, 2025	$400,376
Net loss	(1,821)
Equity shift	(78,064)
Balance as of June 30, 2026	$320,491
Equity shift - Change in Ownership of Consolidated Subsidiary. During the six months ended June 30, 2026, the Company had an equity shift and its noncontrolling interest was reduced by $78.1 million. During the six months ended June 30, 2026, the Company increased its ownership of SMLP as a result of certain Partnership Common Unit issuances resulting from SMC LTIP vesting events and the Company’s related party share issuance, partially offset by the repurchase and redemption of SMC shares under the Share Repurchase Program. The result of these equity transactions was an increase of the Company’s ownership percentage of SMLP and a corresponding decrease of the ownership percentage of SMLP held by the noncontrolling interest owner.
Dividend Policy. In March 2020, SMLP suspended cash distributions to holders of its common units and Series A Preferred Units, commencing with respect to the quarter ended March 31, 2020. Upon the consummation of the Corporate Reorganization, all accumulated and unpaid distributions on the Series A Preferred Units were deemed by the Series A Certificate of Designation to be Series A Unpaid Cash Dividends (as defined in the Series A Certificate of Designation) per share of Series A Preferred Stock, and any rights to accumulated and unpaid distributions on such Series A Preferred Units were discharged. Because the Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights, any accrued dividends on the Series A Preferred Stock must first be paid prior to the initiation of dividends to holders of the Company’s common stock. As mentioned above, during the quarter ended March 31, 2025, the Company resumed distributions on its Series A Preferred Stock. Further, in March 2026, the Company repaid accrued and unpaid dividends on its Series A Preferred Stock, including the $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
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

12. EARNINGS PER SHARE
The following table details the components of EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)		(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net income (loss)	$4,565	$(4,228)	$1,399	$406
Less: Net income attributable to Subsidiary Series A Preferred Units	—	(3,679)	(1,930)	(7,271)
Less: Net income attributable to Series A Preferred Stock	(1,865)	(3,101)	(4,978)	(7,019)
Add: Net (income) loss attributable to noncontrolling interest	(1,093)	2,980	1,821	3,969
Net income (loss) attributable to Summit Midstream Corporation	$1,607	$(8,028)	$(3,688)	$(9,915)

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	13,811	12,241	13,074	12,005
Effect of nonvested restricted stock units	234	—	—	—
Effect of assumed conversion and elimination of noncontrolling interest and net income	—	—	—	—
Weighted-average number of shares outstanding – diluted	14,045	12,241	13,074	12,005

Net income (loss) per share:
Common Stock – basic	$0.12	$(0.66)	$(0.28)	$(0.83)
Common Stock – diluted	$0.11	$(0.66)	$(0.28)	$(0.83)
Class B Common Stock - basic and diluted	$—	$—	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	—	551	224	500
Class B Common Stock	6,524	6,524	6,524	6,530
13. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$43,334	$39,508
Cash paid for taxes	$—	$265

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$10,932	$6,221
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$1,930	$7,271
Equity consideration for Moonrise Acquisition	$—	$17,895

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
Significant items to note:
•For the six-month period ended June 30, 2026, the Company granted 177,854 shares of time-based restricted stock and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $5.4 million and the awards generally vest ratably over a three-year period.
•For the six-month period ended June 30, 2026, the Company granted 120,283 shares of performance-based restricted stock and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.6 million and the awards vest at the end of three years.
•For the six-month period ended June 30, 2026, the Company issued 22,398 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
•On May 7, 2026, the Company’s stockholders approved Amendment No. 1 to the SMC LTIP, which increased the number of shares of common stock that may be delivered with respect to awards granted under the SMC LTIP by 424,000 shares of common stock.
As of June 30, 2026, approximately 0.7 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
15. INCOME TAXES
Summit Midstream Corporation’s effective income tax rate for the six months ended June 30, 2026 and 2025 was 4.51% and 912.00%, respectively. Summit Midstream Corporation’s effective income tax rate for the six months ended June 30, 2026 and 2025 was different from the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation, and nondeductible executive compensation.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SMC assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance has been recognized as of June 30, 2026.
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
•Permian – Includes the Company’s equity method investment in Double E.
•Mid-Con – Includes the Company’s midstream assets located in the Barnett Shale and the Arkoma Basin.

•Piceance – Includes the Company’s midstream assets located in the Piceance Basin.
The following tables provide information about the Company’s reportable segments (in thousands):

	Rockies	Permian	Mid-Con	Piceance
Three Months Ended June 30, 2026
Revenues: (1)
Gathering services and related fees	$15,583	$—	$34,057	$13,060
Natural gas, NGLs and condensate sales	79,716	—	3,950	450
Other revenues	4,588	947	1,480	1,182
Total revenues	$99,887	$947	$39,487	$14,692
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$64,686	$—	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(15,594)	—	—	—
Employee costs	5,308	—	2,462	1,620
Materials, parts and other operating expenses	6,102	—	4,683	1,573
Indirect and passthrough (3)	6,056	—	10,221	2,258
Other segment items (2)	2,970	(8,417)	760	579
Segment Adjusted EBITDA	$30,359	$9,364	$21,361	$8,662

	Rockies	Permian	Mid-Con	Piceance
Six Months Ended June 30, 2026
Revenues: (1)
Gathering services and related fees	$30,301	$—	$65,642	$26,327
Natural gas, NGLs and condensate sales	149,497	—	7,245	1,025
Other revenues	6,192	1,894	3,710	2,322
Total revenues	$185,990	$1,894	$76,597	$29,674
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$119,537	$—	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(31,073)	—	—	—
Employee costs	10,780	—	5,209	3,202
Materials, parts, and other operating expenses	11,585	—	8,839	2,650
Indirect and passthrough (3)	11,964	—	20,360	4,439
Other segment items (2)	6,463	(16,200)	1,501	1,151
Segment Adjusted EBITDA	$56,734	$18,094	$40,688	$18,232

	Rockies	Permian	Mid-Con	Piceance
Three Months Ended June 30, 2025
Revenues: (1)
Gathering services and related fees	$16,303	$—	$32,245	$15,634
Natural gas, NGLs and condensate sales	58,774	—	6,939	632
Other revenues	5,242	911	2,239	1,298
Total revenues	$80,319	$911	$41,423	$17,564
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$49,842	$—	$95	$250
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(14,272)	—	—	—
Employee costs	5,220	—	2,379	1,541
Materials, parts and other operating expenses	5,726	—	3,021	2,325
Indirect and passthrough (3)	6,155	—	10,367	2,858
Other segment items (2)	2,413	(7,389)	661	116
Segment Adjusted EBITDA	$25,235	$8,300	$24,900	$10,474

	Rockies	Permian	Mid-Con	Piceance
Six Months Ended June 30, 2025
Revenues: (1)
Gathering services and related fees	$32,348	$—	$64,622	$31,377
Natural gas, NGLs and condensate sales	113,598	—	10,536	1,538
Other revenues	10,160	1,821	4,432	2,482
Total revenues	$156,106	$1,821	$79,590	$35,397
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$98,264	$—	$95	$542
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(27,552)	—	—	—
Employee costs	9,429	—	4,884	3,121
Materials, parts, and other operating expenses	10,212	—	5,925	4,130
Indirect and passthrough (3)	10,370	—	20,232	5,154
Other segment items (2)	5,279	(14,749)	1,097	190
Segment Adjusted EBITDA	$50,104	$16,570	$47,357	$22,260
(1) The Company’s revenues are attributable solely to external customers located within the U.S.
(2) For the three and six months ended June 30, 2026 and 2025, other segment items consist primarily of the following:
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
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.

Assets by reportable segment follow:

	June 30, 2026	December 31, 2025
	(In thousands)
Assets (1):
Rockies	$1,007,745	$983,074
Permian	279,368	283,090
Mid-Con	750,121	753,517
Piceance	329,429	341,957
Total reportable segment assets	2,366,663	2,361,638
Corporate and Other	40,717	25,971
Total assets	$2,407,380	$2,387,609
(1) The Company’s long-lived assets are located within the U.S.
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation and amortization:
Rockies	$10,886	$10,711	$21,643	$20,464
Permian	—	—	—	—
Mid-Con (1)	8,996	8,634	17,978	16,692
Piceance	6,850	10,547	13,726	21,097
Total reportable segment depreciation and amortization	26,732	29,892	53,347	58,253
Corporate and Other	353	397	681	788
Total depreciation and amortization	$27,085	$30,289	$54,028	$59,041
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Cash paid for capital expenditures:
Rockies	$17,013	$10,848	$27,989	$22,321
Mid-Con	6,807	14,504	14,127	21,726
Piceance	524	110	763	1,200
Total reportable segment capital expenditures	24,344	25,462	42,879	45,247
Corporate and Other	649	928	1,391	1,749
Total cash paid for capital expenditures	$24,993	$26,390	$44,270	$46,996

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

A reconciliation of total of reportable segments’ measure of profit to income or loss before income taxes and income from equity method investees follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Reconciliation of segment adjusted EBITDA to income (loss) before income taxes:
Total segment adjusted EBITDA	$69,746	$68,909	$133,748	$136,291
Less:
Corporate and Other expense (1)	7,420	13,774	18,375	16,971
Income from equity method investees	(5,832)	(4,802)	(11,069)	(9,642)
Interest expense	27,403	23,864	52,416	46,401
Depreciation and amortization (2)	27,085	30,289	54,028	59,041
Proportional adjusted EBITDA for equity method investees	8,465	7,444	16,336	14,848
Adjustments related to capital reimbursement activity (3)	(2,830)	(1,930)	(5,655)	(3,876)
Equity compensation	2,298	2,362	5,334	4,737
Gain (loss) on asset sales, net	(26)	—	3	—
Loss on sale of business	—	—	—	43
Long-lived asset impairment	—	71	—	71
Transaction costs and other	130	2,817	2,515	7,747
Income (loss) before income taxes	$5,633	$(4,980)	$1,465	$(50)
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, and interest expense. For the three and six months ended June 30, 2026, other expense consisted primarily of a gain on the fair value of interest rate swaps offset by a loss on the fair value remeasurement of the Tall Oak earn-out. For the three and six months ended June 30, 2025, other expense consisted primarily of a gain on the fair value remeasurement of the Tall Oak earn-out.
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
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating, and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segment, and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes which are then added to the fixed gathering rates.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Three and Six Months Ended June 30, 2026 and 2025” section included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$4,565	$(4,228)	$1,399	$406
Reportable segment adjusted EBITDA
Rockies	$30,359	$25,235	$56,734	$50,104
Permian	9,364	8,300	18,094	16,570
Mid-Con	21,361	24,900	40,688	47,357
Piceance	8,662	10,474	18,232	22,260

Net cash provided by (used in) operating activities	$43,932	$37,213	$50,802	$53,243

Net cash used in investing activities
Capital expenditures (1)	(24,993)	(26,390)	(44,270)	(46,996)
Investment in equity method investee - Double E	(6,508)	(575)	(6,508)	(3,063)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	—	—	(69,997)

Net cash provided by financing activities
Borrowings under New Permian Transmission Facility	10,000	—	350,000	—
Debt repayments - Legacy Permian Transmission Term Loan	—	(4,108)	(116,998)	(8,106)
Borrowings on Amended and Restated ABL Facility	5,000	5,000	83,000	95,000
Debt repayments - Amended and Restated ABL Facility	(42,000)	(10,000)	(117,000)	(260,000)
Distributions and redemption of Subsidiary Series A Preferred Units	—	(1,628)	(143,226)	(3,256)
Distributions on Series A Preferred Stock	(1,861)	(3,382)	(51,277)	(6,741)
Related party shares issued for cash, net	—	—	41,459	—
Related party settlement of Tall Oak earn-out	—	—	(21,304)	—
Repurchase of shares under Share Repurchase Program	(1,009)	—	(1,009)	—
Issuance of Additional 2029 Secured Notes	—	—	—	258,438
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
Double E. During 2026, as part of the ongoing binding open season for Double E’s compression expansion project, Double E executed three long-term firm transportation agreements totaling 250 MMcf/d and has also entered into a firm option agreement for an additional 200 MMcf/d of capacity which may be executed by a certain shipper (the “Shipper”) during the summer of 2026. Additionally, Double E received an affirmative FID notice on a processing plant expansion from the Shipper on the previously announced 230 MMcf/d firm transportation agreement. With the 250 MMcf/d of new binding agreements entered into thus far during the open season and the affirmative FID on the previously announced 230 MMcf/d firm transportation agreement, Double E’s total contracted firm capacity has increased to approximately 1.9 Bcf/d.
Double E’s compression expansion project would increase the pipeline’s capacity by approximately 50%, from approximately 1.6 Bcf/d to approximately 2.4 Bcf/d. We expect to reach a formal FID by the end of summer 2026. In advance of the FID, Double E has recently executed a purchase order to acquire gas turbine compressors to secure the long lead time equipment necessary for the project and maintain Double E’s end of 2028 targeted in-service date. Additionally, Double E anticipates filing its 7c certificate application with the Federal Energy Regulatory Commission later this year.

2026 capital structure transactions. During 2026 we completed several transactions with counterparties that impacted our financial position and quarterly cash flows and will also impact future cash outflows for interest expense, dividends, and operating and financing activities.
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
•Cash settlement of unpaid dividends for Series A Preferred Stock. In March 2026, we made a cash dividend payment to the holders of our Series A Preferred Stock which included $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
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
•Share Repurchase Program. In June 2026, our Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of SMC’s outstanding common stock. Since the inception of the Share Repurchase Program through June 30, 2026, we have repurchased 34,624 shares of common stock for an aggregate purchase price of $1.0 million, excluding applicable excise taxes. Following these repurchases, as of June 30, 2026, approximately $34.0 million remained available for future repurchases under the program.
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
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the U.S., certain events and conditions in foreign oil and natural gas producing countries, such as the ongoing U.S. military operation in Iran, and the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups, Russia’s invasion of Ukraine, and the recent change in Venezuela’s political leadership, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures, and availability and disruptions in banking systems and capital markets. As of the date of filing, there have been no material impacts to us.
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
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times and the timing of any potential further increases or decreases remains uncertain. As of June 30, 2026, we had approximately $825.0 million principal of fixed-rate debt, $79.0 million outstanding under our variable rate Amended and Restated ABL Facility and $350.0 million outstanding under the variable rate New Permian Transmission Facility (see Note 8 - Debt for additional information). As of June 30, 2026, we had $100.0 million of interest rate exposure hedged to offset the impact of changes in interest rates on our New Permian Transmission Facility.

Results of Operations
Consolidated Overview for the Three and Six Months Ended June 30, 2026 and 2025
The following table presents certain consolidated financial and operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues:
Gathering services and related fees	$62,700	$64,182	$122,270	$128,347
Natural gas, NGLs and condensate sales	84,116	66,345	157,767	125,672
Other revenues	8,197	9,690	14,118	18,895
Total revenues	155,013	140,217	294,155	272,914
Costs and expenses:
Cost of natural gas and NGLs	49,092	35,914	88,464	71,348
Operation and maintenance	39,812	39,241	78,029	72,771
General and administrative	13,690	15,516	31,563	32,116
Depreciation and amortization	26,851	30,055	53,559	58,572
Transaction costs	19	1,061	241	3,854
Acquisition integration costs	608	4,155	981	5,399
Gain (loss) on asset sales, net	(26)	—	3	—
Long-lived asset impairments	—	71	—	71
Total costs and expenses	130,046	126,013	252,840	244,131
Other income (expense), net	1,290	378	700	9,435
Gain (loss) on interest rate swaps	947	(500)	797	(1,466)
Loss on sale of business	—	—	—	(43)
Interest expense	(27,403)	(23,864)	(52,416)	(46,401)
Income from equity method investees	5,832	4,802	11,069	9,642
Income (loss) before income taxes	5,633	(4,980)	1,465	(50)
Income tax benefit (expense)	(1,068)	752	(66)	456
Net income (loss)	$4,565	$(4,228)	$1,399	$406

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	899	912	886	899
Aggregate average daily throughput - liquids (Mbbl/d)	68	78	66	76
(1)Excludes volume throughput for Double E. For additional information, see the Permian section herein under the caption “Segment Overview for the Three and Six Months Ended June 30, 2026 and 2025”.

Volumes – Gas. Natural gas throughput volumes decreased 13 MMcf/d for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting:
•a volume throughput increase of 15 MMcf/d for the Rockies segment;
•a volume throughput increase of 21 MMcf/d for the Mid-Con segment; and
•a volume throughput decrease of 49 MMcf/d for the Piceance segment.
Natural gas throughput volumes decreased 13 MMcf/d for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting:
•a volume throughput increase of 27 MMcf/d for the Rockies segment;
•a volume throughput increase of 4 MMcf/d for the Mid-Con segment; and
•a volume throughput decrease of 44 MMcf/d for the Piceance segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment decreased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to natural production declines, offset by 29 new well connections that came online subsequent to June 30, 2025.
Crude oil and produced water throughput volumes at the Rockies segment decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to natural production declines, offset by 29 new well connections that came online subsequent to June 30, 2025.
For additional information on volumes, see the “Segment Overview for the Three and Six Months Ended June 30, 2026 and 2025” section herein.
Revenues. Total revenues increased $14.8 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, comprised of a $17.8 million increase in natural gas, NGLs and condensate sales, a $1.5 million decrease in gathering services and related fees and a $1.5 million decrease in other revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $1.5 million compared to the three months ended June 30, 2025, primarily reflecting:
•a $0.7 million decrease in the Rockies;
•a $1.8 million increase in the Mid-Con; and
•a $2.6 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $17.8 million compared to the three months ended June 30, 2025, primarily reflecting:
•a $20.9 million increase in the Rockies, primarily reflecting new well connections and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines; and
•a $3.0 million decrease in the Mid-Con.
Total revenues increased $21.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, comprised of a $32.1 million increase in natural gas, NGLs and condensate sales, a $6.1 million decrease in gathering services and related fees and a $4.8 million decrease in other revenue.
Gathering Services and Related Fees. Gathering services and related fees decreased $6.1 million compared to the six months ended June 30, 2025, primarily reflecting:
•a $2.0 million decrease in the Rockies;
•a $1.0 million increase in the Mid-Con; and
•a $5.1 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $32.1 million compared to the six months ended June 30, 2025, primarily reflecting:
•a $35.9 million increase in the Rockies, primarily reflecting new well connections and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines; and
•a $3.3 million decrease in the Mid-Con.

Costs and Expenses. Total costs and expenses increased $4.0 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Total costs and expenses increased $8.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $13.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily associated with increased natural gas and NGL sales within the Rockies segment.
Cost of natural gas and NGLs increased $17.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily associated with increased natural gas and NGL sales within the Rockies segment.
Operation and maintenance. Operation and maintenance expense increased $0.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Operation and maintenance expense increased $5.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily as a result of the Moonrise Acquisition which closed in March 2025.
General and administrative. General and administrative expense decreased $1.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily as a result of $2.1 million of severance expense incurred in 2025, reduced professional and legal expenses in 2026, partially offset by increased salaries and benefit expense. For the three months ended June 30, 2026 and 2025, general and administrative expenses include $3.0 million and $2.4 million of noncash stock-based compensation, respectively.
General and administrative expenses decreased $0.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Depreciation and amortization. Depreciation and amortization expense decreased $3.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to certain Piceance segment assets that were disposed of during the quarterly period ended September 30, 2025.
Depreciation and amortization expense decreased $5.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to certain Piceance segment assets that were disposed of during the quarterly period ended September 30, 2025.
Transaction costs. During 2025, transaction costs primarily relate to the Moonrise Acquisition and the Tall Oak Acquisition.
Acquisition integration costs. Acquisition and integration costs during 2025 primarily relate to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Interest expense. Interest expense increased $3.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily related to $4.5 million of increased interest expense associated with the Permian Transmission credit facilities, partially offset by $1.1 million of decreased interest expense associated with the Amended and Restated ABL Facility.
Interest expense increased $6.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily related to $4.4 million of increased interest expense associated with the Permian Transmission credit facilities and $1.8 million of increased debt issuance cost amortization, primarily related to the first quarter 2026 write-off of the remaining unamortized debt issuance costs on the Legacy Permian Transmission Credit Facilities.
Income tax. For the six months ended June 30, 2026, our effective tax rate is different than the U.S. federal statutory income tax rate of 21% primarily due to income allocated to the noncontrolling interest, nondeductible executive compensation, and excess tax benefits related to stock compensation.

Segment Overview for the Three and Six Months Ended June 30, 2026 and 2025
Rockies.
Volume throughput for our Rockies reportable segment follow:

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	162	147	10%	165	138	20%
Aggregate average daily throughput - liquids (Mbbl/d)	68	78	(13%)	66	76	(13%)
Natural gas. Natural gas volume throughput increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily reflecting 71 new well connections that came online subsequent to June 30, 2025 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Liquids. Liquids volume throughput decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to natural production declines, partially offset by 29 new well connections that came online subsequent to June 30, 2025.
Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$15,583	$16,303	(4)%	$30,301	$32,348	(6)%
Natural gas, NGLs and condensate sales	79,716	58,774	36%	149,497	113,598	32%
Other revenues	4,588	5,242	(12)%	6,192	10,160	(39)%
Total revenues	99,887	80,319	24%	185,990	156,106	19%
Costs and expenses:
Cost of natural gas and NGLs	49,092	35,570	38%	88,464	70,712	25%
Operation and maintenance	17,152	16,877	2%	33,688	29,574	14%
General and administrative	1,285	1,740	(26)%	5,009	3,146	59%
Depreciation and amortization	10,886	10,711	2%	21,643	20,464	6%
Gain on asset sales, net	(26)	—	*	(11)	—	*
Long-lived asset impairment	—	71	*	—	71	*
Total costs and expenses	78,389	64,969	21%	148,793	123,967	20%
Add:
Depreciation and amortization	10,886	10,711		21,643	20,464
Adjustments related to capital reimbursement activity	(1,999)	(1,690)		(4,000)	(3,404)
Gain on asset sales, net	(26)	—		(11)	—
Long-lived asset impairment	—	71		—	71
Other	—	793		1,905	834
Segment adjusted EBITDA	$30,359	$25,235	20%	$56,734	$50,104	13%
* Not considered meaningful
Three and six months ended June 30, 2026. Segment adjusted EBITDA increased $5.1 million and $6.6 million, respectively, compared to the three and six months ended June 30, 2025. The increase was primarily attributable to increased natural gas throughput and a favorable margin mix, partially offset by lower liquids volume throughput. The six months ended June 30, 2026 was also impacted by increased operations and maintenance expense and general and administrative costs associated with the Moonrise Acquisition, partially offset by lower freshwater sales.

The Company is providing the below additional financial and operational details for its liquids related activities within its Rockies segment (in thousands):

Rockies liquids	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gathering services and related fees	$10,437	$12,272	$19,676	$23,975
MVC shortfall (payments) in gathering services and related fees	—	—	—	—
Gathering services and related fees included in costs of goods sold	410	130	804	207
Adjustments related to capital reimbursement activity	(124)	(124)	(248)	(248)
The Company is providing the below additional financial and operational details for its natural gas and other related activities within its Rockies segment (in thousands):

Rockies natural gas and other	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gathering services and related fees	$5,146	$4,031	$10,625	$8,373
MVC shortfall (payments) in gathering services and related fees	44	(9)	227	563
Gathering services and related fees included in costs of goods sold	15,183	14,144	30,269	27,346
Adjustments related to capital reimbursement activity	(1,875)	(1,566)	(3,753)	(3,156)

Permian.
Volume throughput for our Permian reportable segment follow:

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Average daily throughput (MMcf/d) (Double E)	859	682	26%	832	673	24%
Volume throughput for Double E increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, as a result of increased throughput volumes from its customers.
The following table presents the MVC quantities (i) that Double E’s shippers have contracted for under firm transportation service agreements and related negotiated rate agreements and (ii) new precedent agreements for projects not yet placed in service. These precedent agreements are expected to require between $60.0 and $70.0 million of capital investment by Summit Permian Transmission, all of which is expected to be funded with the New Permian Transmission Facility.

	MVC’s - Active Contracts	MVC’s - Executed Precedent Agreements	Total MVC
(Amounts in Dth/day)	Weighted average MVC quantities for the year ended December 31,
2026	1,190,616	36,767	1,227,383
2027	1,265,000	278,904	1,543,904
2028	1,265,000	477,377	1,742,377
2029	1,214,589	625,205	1,839,794
2030	1,165,000	640,000	1,805,000
2031	1,034,315	640,000	1,674,315
2032	240,000	589,727	829,727
2033	240,000	540,000	780,000
2034	105,753	540,000	645,753
2035	6,466	540,000	546,466

Financial data for our Permian reportable segment follow:

	Permian
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Other revenues	$947	$911	4%	$1,894	$1,821	4%
Total revenues	947	911	4%	1,894	1,821	4%
Costs and expenses:
General and administrative	48	56	(14)%	136	100	36%
Total costs and expenses	48	56	(14)%	136	100	36%
Add:
Proportional adjusted EBITDA for Double E	8,465	7,445	14%	16,336	14,849	10%
Segment adjusted EBITDA	$9,364	$8,300	13%	$18,094	$16,570	9%
Three and six months ended June 30, 2026. Segment adjusted EBITDA increased $1.1 million and  $1.5 million, respectively, compared to the three and six months ended June 30, 2025, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follow:

	Mid-Con
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Average daily throughput (MMcf/d)	523	502	4%	500	496	1%
Volume throughput increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily as a result of 44 new well connections that came online subsequent to June 30, 2025, partially offset by natural production declines.
Financial data for our Mid-Con reportable segment follow:

	Mid-Con
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$34,057	$32,245	6%	$65,642	$64,622	2%
Natural gas, NGLs and condensate sales	3,950	6,939	(43%)	7,245	10,536	(31%)
Other revenues (1)	1,480	2,239	(34%)	3,710	4,432	(16%)
Total revenues	39,487	41,423	(5%)	76,597	79,590	(4%)
Costs and expenses:
Cost of natural gas and NGLs	—	95	*	—	95	*
Operation and maintenance	17,283	15,682	10%	34,202	30,875	11%
General and administrative	577	694	(17%)	1,188	1,119	6%
Depreciation and amortization (1)	8,762	8,400	4%	17,509	16,223	8%
Integration costs	533	746	(29%)	548	1,336	(59%)
Total costs and expenses	27,155	25,617	6%	53,447	49,648	8%
Add:
Depreciation and amortization (1)	8,996	8,634		17,978	16,692
Integration costs	533	746		548	1,336
Adjustments related to capital reimbursement activity	(501)	(336)		(999)	(668)
Other	1	50		11	55
Segment adjusted EBITDA	$21,361	$24,900	(14)%	$40,688	$47,357	(14%)
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and six months ended June 30, 2026. Segment adjusted EBITDA decreased $3.5 million and $6.7 million, respectively, compared to the three and six months ended June 30, 2025, primarily as a result of reduced natural gas and condensate sales as well as increased operations and maintenance expense.

Piceance.
Volume throughput for our Piceance reportable segment follow:

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Aggregate average daily throughput (MMcf/d)	214	263	(19%)	221	265	(17%)
Volume throughput decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily as a result of natural production declines. In addition, throughput volumes were negatively impacted by producer shut-ins, which reduced volumes by approximately 12 MMcf/d and 10 MMcf/d during the three and six months ended June 30, 2026, respectively.
Financial data for our Piceance reportable segment follow:

	Piceance
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$13,060	$15,634	(16%)	$26,327	$31,377	(16%)
Natural gas, NGLs and condensate sales	450	632	(29%)	1,025	1,538	(33%)
Other revenues	1,182	1,298	(9%)	2,322	2,482	(6%)
Total revenues	14,692	17,564	(16%)	29,674	35,397	(16%)
Costs and expenses:
Cost of natural gas and NGLs	—	250	(100)%	—	542	(100)%
Operation and maintenance	5,379	6,678	(19)%	10,141	12,320	(18)%
General and administrative	321	328	(2)%	645	650	(1)%
Depreciation and amortization	6,850	10,547	(35%)	13,726	21,097	(35)%
(Gain) loss on asset sales, net	—	—	*	14	—	*
Total costs and expenses	12,550	17,803	(30)%	24,526	34,609	(29%)
Add:
Depreciation and amortization	6,850	10,547		13,726	21,097
Adjustments related to capital reimbursement activity	(330)	70		(656)	140
(Gain) loss on asset sales, net	—	—		14	—
Other	—	96		—	235
Segment adjusted EBITDA	$8,662	$10,474	(17%)	$18,232	$22,260	(18%)
________
*Not considered meaningful
Three and six months ended June 30, 2026. Segment adjusted EBITDA decreased $1.8 million and $4.0 million, respectively, compared to the three and six months ended June 30, 2025 primarily as a result of lower volume throughput discussed above, partially offset by lower operations and maintenance expense.

Corporate and Other Overview for the Three and Six Months Ended June 30, 2026 and 2025
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Costs and expenses:
General and administrative	$11,457	$12,698	(10)%	$24,583	$27,101	(9)%
Transaction costs	19	1,061	(98)%	241	3,854	(94)%
Acquisition integration costs	75	3,409	*	433	4,063	(89)%
Interest expense	27,403	23,864	15%	52,416	46,401	13%

General and administrative. For the three months ended June 30, 2026, general and administrative expenses attributable to Corporate and Other decreased by $1.2 million compared to the three months ended June 30, 2025, primarily due to the absence of $1.5 million of severance expense incurred during 2025. For the three months ended June 30, 2026 and 2025, general and administrative expenses included $2.3 million and $2.4 million, respectively, of noncash stock-based compensation.
General and administrative expenses attributable to Corporate and Other decreased by $2.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the absence of $1.5 million of severance expense incurred during 2025 and lower professional and legal expenses in 2026, partially offset by increased compensation and benefits expense. For the six months ended June 30, 2026 and 2025, general and administrative expenses included $5.3 million and $4.7 million of noncash stock-based compensation, respectively.
Transaction costs. Transaction costs incurred during 2025 were primarily related to the Moonrise Acquisition and the Tall Oak Acquisition.
Acquisition integration costs. Acquisition and integration costs incurred during 2025 were primarily related to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Interest Expense. Interest expense increased by $3.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily related to $4.5 million of increased interest expense associated with the Permian Transmission credit facilities, partially offset by $1.1 million of decreased interest expense associated with the Amended and Restated ABL Facility.
Interest expense increased $6.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily related to $4.4 million of increased interest expense associated with the Permian Transmission credit facilities and $1.8 million of increased debt issuance cost amortization, primarily related to the first quarter 2026 write-off of the remaining unamortized debt issuance costs on the Legacy Permian Transmission Credit Facilities.
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
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and six months ended June 30, 2026.

Summit Midstream Corporation Tax Structure. We operate the Company in an Up-C tax structure whereby the Company owned approximately 68% of SMLP as of June 30, 2026 and Tall Oak Parent owned the remaining 32% of SMLP as a noncontrolling interest. If on June 30, 2026, Tall Oak Parent converted their 6.5 million SMLP Partnership Common Units and 6.5 million Class B shares for the Company’s common stock, the following adjustments would occur to the Company’s balance sheet and common shares outstanding.

	June 30, 2026	Hypothetical Conversion	Post Conversion
Total Assets	$2,407,380	$—	$2,407,380
Total Liabilities and Equity	$2,407,380	$—	$2,407,380

Outstanding Share Summary	June 30, 2026	Hypothetical Conversion	Post Conversion
Common Stock	13,782,960	6,524,467	20,307,427
Class B Common Stock	6,524,467	(6,524,467)	—
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
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2026, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $2.7 million, and (ii) letters of credit outstanding against our New Permian Transmission Facility aggregating to $7.0 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
In June 2026, our Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of our outstanding common stock. Under the Share Repurchase Program, repurchases of shares of our common stock may be made from time to time in the open market, through privately negotiated transactions, block purchases, or otherwise, including through a Rule 10b5-1 trading plan, in compliance with applicable federal and state securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases will be determined by management at its discretion based on a variety of factors, including business and market conditions, the trading price of our common stock, compliance with debt covenants, and certain other considerations. The Share Repurchase Program does not obligate us to repurchase any specific number of shares, has no fixed expiration date, and may be suspended or discontinued at any time.
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility and the New Permian Transmission Facility. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of June 30, 2026, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) and the Interest Coverage Ratio were 0.29:1.00 and 2.73:1.00, respectively.

Amended and Restated ABL Facility. As of June 30, 2026, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of June 30, 2026, there was $79.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $418.3 million after giving effect to the issuance thereunder of $2.7 million of outstanding but undrawn irrevocable standby letters of credit.
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
Material Transactions Impacting Liquidity. As discussed elsewhere in Item 2 of this document, we completed the following material transactions during 2026 that impacted, or will impact, our current and future liquidity and payment obligations.
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
•Cash settlement of unpaid dividends for Series A Preferred Stock. In March 2026, we made a cash dividend payment to the holders of our Series A Preferred Stock which included a $46.3 million cash payment for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
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
•Share Repurchase Program. In June 2026, our Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of SMC’s outstanding common stock. Since the inception of the Share Repurchase Program through June 30, 2026, we have repurchased 34,624 shares of common stock for an aggregate purchase price of $1.0 million, excluding applicable excise taxes.
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

Cash Flows
The components of the net change in cash and cash equivalents were as follow:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$50,802	$53,243
Net cash used in investing activities	(50,764)	(120,056)
Net cash provided by financing activities	12,043	67,118
Net change in cash, cash equivalents and restricted cash	$12,081	$305
Operating activities. Details of operating cash flows follow:
Operating activity cash flows during the six months ended June 30, 2026 primarily reflected:
•a net income of $1.4 million plus positive adjustments of $69.4 million for non-cash operating items; and
•a $19.9 million outflow due to changes in working capital accounts.
Operating activity cash flows during the six months ended June 30, 2025 primarily reflected:
•a net income of $0.4 million plus adjustments of $68.3 million for non-cash operating items; and
•an $15.5 million outflow due to changes in working capital accounts.
Investing activities. Details of investing cash flows follow:
Investing activity cash flows during the six months ended June 30, 2026 primarily reflected:
•$44.3 million of cash outflows for capital expenditures; and
•$6.5 million of cash outflows for capital contributions for our equity method investment in Double E.
Investing activity cash flows during the six months ended June 30, 2025 primarily reflected:
•$70.0 million of cash outflows from cash consideration paid for the acquisition of Moonrise, net of cash acquired in the transaction;
•$47.0 million of cash outflows for capital expenditures; and
•$3.1 million of cash outflows for capital contributions for our equity method investment in Double E.
Financing activities. Details of financing activities follow:
Financing activity cash flows during the six months ended June 30, 2026 primarily reflected:
•$350.0 million of cash inflows for borrowings under the New Permian Transmission Credit Facility;
•$83.0 million of cash inflows for borrowings on the Amended and Restated ABL Facility;
•$41.5 million of cash inflows for proceeds from related party shares issued for cash; partially offset by
•$1.0 million of cash outflows for repurchase of SMC common shares in connection with the Share Repurchase Program;
•$143.2 million of cash outflows for redemption of our Subsidiary Series A Preferred Units;
•$117.0 million of cash outflows for repayments on the Legacy Permian Transmission Term Loan;
•$117.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$51.3 million of cash outflows for Distributions on Series A Preferred Stock; and
•$21.3 million of cash outflows for the related party settlement of the Tall Oak earn-out.
Financing activity cash flows during the six months ended June 30, 2025 primarily reflected:
•$260.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$8.1 million of cash outflows for repayments on the Legacy Permian Transmission Term Loan;
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
For the six months ended June 30, 2026, cash paid for capital expenditures totaled $44.3 million which included $7.9 million of maintenance capital expenditures. For the six months ended June 30, 2026, we contributed $6.5 million to Double E.
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
Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2026, there were no material changes to the off-balance sheet obligations disclosed in our 2025 Annual Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2025, except for the following. In March 2026, in connection with the refinancing of the Legacy Permian Transmission Credit Facilities, our variable rate indebtedness increased. Additionally, as of June 30, 2026, the notional amount of our interest rate swaps remained at approximately $100.0 million. As of June 30, 2026, we had approximately $825.0 million principal of fixed-rate debt, $79.0 million outstanding under our variable rate Amended and Restated ABL Facility and $350.0 million outstanding under the variable rate New Permian Transmission Facility (see Note 8 - Debt for additional information). While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the six months ended June 30, 2026, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $1.8 million, assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility, Legacy Permian Transmission Term Loan, and New Permian Transmission Facility. For additional information, see the “Interest Rate Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2025 Annual Report and updates to our risk factors included herein.
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
Item 4. Controls and Procedures.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2026 and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years. As of June 30, 2026, we have paid principal amounts totaling $28.0 million.

Item 1A. Risk Factors.
The following risk factor supplements and, to the extent inconsistent therewith, supersedes the risk factors previously disclosed in the Company’s 2025 Annual Report. Except as set forth below, there have been no material changes to the Company’s risk factors as previously disclosed.
We cannot guarantee that our Share Repurchase Program will be fully completed or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
In June 2026, the Company’s Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of the Company’s outstanding common stock. Under the Share Repurchase Program, repurchases of shares of the Company’s common stock may be made from time to time in the open market, through privately negotiated transactions, block purchases, or otherwise, including through a Rule 10b5-1 trading plan, in compliance with applicable federal and state securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Although our Board of Directors has authorized the Share Repurchase Program, it does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price, and total amount of future repurchases will depend on a variety of factors, including business and market conditions, the trading price of the Company’s common stock, compliance with debt covenants, and certain other considerations. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully completed or that it will enhance long-term stockholder value. The Share Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the Share Repurchase Program could diminish our cash, cash equivalents, and marketable securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program. In June 2026, the Company’s Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of the Company’s outstanding common stock. Under the Share Repurchase Program, repurchases of shares of the Company’s common stock may be made from time to time in the open market, through privately negotiated transactions, block purchases, or otherwise, including through a Rule 10b5-1 trading plan, in compliance with applicable federal and state securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases will be determined by management at its discretion based on a variety of factors, including business and market conditions, the trading price of the Company’s common stock, compliance with debt covenants, and certain other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no fixed expiration date, and may be suspended or discontinued at any time.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	$—	—	$—
June 1 - June 30, 2026	34,624	$29.12	34,624	$33,991,832
Total	34,624		34,624
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1		Amendment No. 1 to the Summit Midstream Corporation 2024 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 4.6 to SMC’s Registration Statement on Form S-8 filed June 29, 2026).
31.1	+	Rule 13a-14(a)/15d-14(a) Certification, executed by Heath Deneke, President, Chief Executive Officer and Director
31.2	+	Rule 13a-14(a)/15d-14(a) Certification, executed by William J. Mault, Executive Vice President and Chief Financial Officer
32.1	+
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

Summit Midstream Corporation
(Registrant)

August 10, 2026	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)