Form 10-Q
period 2026-09-30
Summit Midstream Corp
filed 2026-11-09
CIK 2024218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	As of November 6, 2026
Common Stock, par value $0.01 per share	13,676,745
Class B Common Stock, par value $0.01 per share	6,524,467

COMMONLY USED OR DEFINED TERMS

2015 Blacktail Release	a 2015 rupture of our four-inch produced water gathering pipeline near Williston, North Dakota
2029 Secured Notes	Summit Holdings’ 8.625% Senior Secured Second Lien Notes due October 2029
ABL Agreement	Loan and Security Agreement, dated as of November 2, 2021, among Summit Holdings, as borrower, SMLP and certain subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as agent, ING Capital LLC, Royal Bank of Canada, and Regions Bank, as co-syndication agents, and Bank of America, N.A., ING Capital LLC, RBC Capital Markets, and Regions Capital Markets, as joint lead arrangers and joint bookrunners

ABL Facility	the asset-based lending credit facility governed by the ABL Agreement
Additional 2029 Secured Notes	the $250,000,000 in aggregate principal amount of 2029 Secured Notes issued on January 10, 2025
Amended and Restated ABL Agreement	Amended and Restated Loan and Security Agreement, dated as of July 26, 2024, among Summit Holdings, as borrower, SMLP and certain subsidiaries from time to time party thereto, as guarantors, Bank of America, N.A., as agent, and Bank of America, N.A., Royal Bank of Canada, Regions Capital Markets, TD Securities (USA) LLC, JPMorgan Chase Bank, N.A., Citizens Bank, N.A., and Truist Bank, as joint lead arrangers and joint bookrunners

Amended and Restated ABL Facility	the asset-based lending credit facility governed by the Amended and Restated ABL Agreement
ASU	Accounting Standards Update
Bcf/d	the equivalent of one billion cubic feet per day; generally calculated when liquids are converted into natural gas; determined using a ratio of six thousand cubic feet of natural gas to one barrel of liquids

Board of Directors	the board of directors of Summit Midstream Corporation
Class B Common Stock	Class B common stock of the Company, par value $0.01 per share
common stock	common stock of the Company, par value $0.01 per share
Compensation Committee	the compensation committee of the Board of Directors
condensate	a natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane, and heavier hydrocarbon fractions
Corporate Reorganization
the August 1, 2024 consummation of a transaction that resulted in SMLP becoming a wholly owned subsidiary of a newly formed Delaware corporation, Summit Midstream Corporation (taxed as a C-corporation)

DJ Basin	Denver-Julesburg Basin
DOJ	U.S. Department of Justice

Double E	Double E Pipeline, LLC
Dth	one million British thermal units
EPA	Environmental Protection Agency
EPS	earnings or loss per share
ERP	enterprise resource planning system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FID	Final Investment Decision
First Amended New Permian Transmission Facility	the New Permian Transmission Facility as amended by the First Incremental Amendment
First Incremental Amendment	the August 31, 2026, $50.0 million incremental term loan increase of the New Permian Transmission Facility
Fundare	Fundare Resources Company HoldCo, LLC and, solely for purposes of Section 9.19 of the Moonrise Acquisition (as defined below) purchase agreement, Fundare Resources Company, LLC
GAAP	accounting principles generally accepted in the United States of America
Intercreditor Agreement	Intercreditor Agreement, dated as of November 2, 2021, by and among Bank of America,
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
Summit Permian Transmission, as borrower, MUFG Bank Ltd., as administrative agent,
Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd., and MUFG
Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto. This facility was paid off in full on March 16,
2026 by the New Permian Transmission Facility

Mbbl/d	one thousand barrels per day
Meadowlark Midstream	Meadowlark Midstream Company, LLC
MMcf/d	one million cubic feet per day
Moonrise	Moonrise Midstream, LLC
Moonrise Acquisition	the acquisition of Moonrise from Fundare for approximately $90.0 million, consisting of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company

MVC	minimum volume commitment
New Permian Transmission Facility	the March 16, 2026, $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities and the Permian Term Loan Facility, in the form of a new term loan facility
NGLs	natural gas liquids; the combination of ethane, propane, normal butane, iso-butane, and natural gasolines that when removed from unprocessed natural gas streams become liquid under various levels of higher pressure and lower temperature

Notice of Reaffirmation	Notice and Reaffirmation of Intercreditor Agreement, dated as of July 26, 2024, by and among Bank of America, N.A., as first lien representative and collateral agent for the initial first lien claimholders, Regions Bank, as second lien representative and collateral agent for the initial second lien claimholders, acknowledged and agreed to by Summit Holdings and the other grantors referred to therein

NYSE	New York Stock Exchange
Partnership Common Units	common units representing limited partner interests of SMLP
play	a proven geological formation that contains commercial amounts of hydrocarbons
Permian Holdco	Summit Permian Transmission Holdco, LLC
Permian Term Loan Facility	the term loan governed by the Credit Agreement, dated as of March 8, 2021, among Summit Permian Transmission, LLC, as borrower, MUFG Bank Ltd., as administrative agent, Mizuho Bank (USA), as collateral agent, ING Capital LLC, Mizuho Bank, Ltd., and MUFG Union Bank, N.A., as L/C issuers, coordinating lead arrangers and joint bookrunners, and the lenders from time to time party thereto

produced water	water from underground geologic formations that is a by-product of natural gas and crude oil production
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
segment adjusted EBITDA	total revenues less total costs and expenses; plus (i) other income excluding interest income, (ii) our proportional adjusted EBITDA for equity method investees, (iii) depreciation and amortization, (iv) adjustments related to MVC shortfall payments, (v) adjustments related to capital reimbursement activity, (vi) stock-based and noncash compensation, (vii) impairments, and (viii) other noncash expenses or losses, less other noncash income or gains

Series A Certificate of Designation	the Certificate of Designation of Series A Floating Rate Cumulative Redeemable Perpetual Preferred Stock of the Company
Series A Preferred Stock	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock issued by the Company
Series A Preferred Units	Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units issued by SMLP
shortfall payment	the payment received from a counterparty when its volume throughput does not meet its MVC for the applicable period

SMC LTIP	Summit Midstream Corporation 2024 Long-Term Incentive Plan, as amended from time to time
SMLP	Summit Midstream Partners, LP
SMLP LTIP	SMLP 2022 Long-Term Incentive Plan
SOFR	Secured Overnight Financing Rate
Subsidiary Series A Preferred Units	Series A Fixed Rate Cumulative Redeemable Preferred Units issued by Permian Holdco
Summit Holdings	Summit Midstream Holdings, LLC
Summit Investments	Summit Midstream Partners, LLC
Summit Permian Transmission	Summit Permian Transmission, LLC
Tall Oak Acquisition	the consummation of the transaction contemplated by the Business Contribution Agreement, dated as of October 1, 2024, by and among the Company, SMLP, and Tall Oak Midstream Holdings, LLC
Tall Oak Parent	Tall Oak Midstream Holdings, LLC
the Company	Summit Midstream Corporation and its subsidiaries
throughput volume	the volume of natural gas, crude oil, or produced water gathered, transported, or passing through a pipeline, plant, or other facility during a particular period; also referred to as volume throughput
unconventional resource basin	a basin where natural gas or crude oil production is developed from unconventional sources that require hydraulic fracturing as part of the completion process, for instance, natural gas produced from shale formations and coalbeds; also referred to as an unconventional resource play

U.S.	United States of America
wellhead	the equipment at the surface of a well, used to control the well’s pressure; also, the point at which the hydrocarbons and water exit the ground

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents	$12,480	$9,274
Restricted cash	10,650	10,405
Accounts receivable	113,952	69,752
Other current assets	9,022	7,490
Total current assets	146,104	96,921
Property, plant and equipment, net	1,830,991	1,844,146
Intangible assets, net	147,236	153,564
Investment in Double E	277,353	265,583
Other noncurrent assets	26,886	27,395
TOTAL ASSETS	$2,428,570	$2,387,609

LIABILITIES AND EQUITY
Trade accounts payable	$23,062	$31,652
Accrued expenses	40,576	24,270
Deferred revenue	6,909	10,122
Ad valorem taxes payable	10,662	10,190
Accrued compensation and employee benefits	11,894	12,063
Accrued interest	9,944	30,045
Accrued environmental remediation	1,398	1,710
Accrued settlement payable	2,327	8,333
Current portion of long-term debt	2,693	21,223
Other current liabilities	7,250	27,185
Total current liabilities	116,715	176,793
Deferred tax liabilities, net	95,931	73,635
Long-term debt, net	1,247,819	1,024,347
Noncurrent deferred revenue	26,016	18,398
Noncurrent accrued environmental remediation	52	52
Other noncurrent liabilities	6,660	6,532
TOTAL LIABILITIES	1,493,193	1,299,757
Commitments and contingencies (See Note 9)

Mezzanine Equity
Subsidiary Series A Preferred Units (nil and 93,039 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	141,296

Equity
Series A Preferred Stock (65,508 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025)	64,171	110,468
Common Stock, $0.01 par value (42,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 13,776,611 and 12,262,320 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	136	122
Class B Common Stock, $0.01 par value (7,471,008 shares authorized as of September 30, 2026 and December 31, 2025; 6,524,467 issued and outstanding as of September 30, 2026 and December 31, 2025)	65	65
Additional paid-in capital	743,091	638,427
Accumulated deficit	(198,358)	(202,902)
Total Company stockholders’ equity	609,105	546,180
Noncontrolling interest	326,272	400,376
Total Equity	935,377	946,556
TOTAL LIABILITIES AND EQUITY	$2,428,570	$2,387,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues:
Gathering services and related fees	$75,863	$65,359	$198,133	$193,706
Natural gas, NGLs and condensate sales	98,121	71,079	255,888	196,751
Other revenues	9,021	10,445	23,139	29,340
Total revenues	183,005	146,883	477,160	419,797
Costs and expenses:
Cost of natural gas and NGLs	59,738	38,138	148,202	109,486
Operation and maintenance	46,417	38,358	124,446	111,129
General and administrative	16,472	13,159	48,035	45,275
Depreciation and amortization	27,224	28,855	80,783	87,427
Transaction costs	210	1,429	451	5,283
Acquisition integration costs	73	1,661	1,054	7,060
(Gain) loss on asset sales, net	(5,014)	120	(5,011)	120
Long-lived asset impairments	—	—	—	71
Total costs and expenses	145,120	121,720	397,960	365,851
Other income (expense), net	18	(575)	718	8,860
Gain (loss) on interest rate swaps	1,885	131	2,682	(1,335)
Loss on sale of business	—	(539)	—	(582)
Interest expense	(27,710)	(24,191)	(80,126)	(70,592)
Income from equity method investees	7,596	5,548	18,665	15,190
Income before income taxes	19,674	5,537	21,139	5,487
Income tax expense	(3,813)	(537)	(3,879)	(81)
Net income	$15,861	$5,000	$17,260	$5,406
Less: Net income attributable to Subsidiary Series A Preferred Units	—	(3,769)	(1,930)	(11,040)
Less: Net income attributable to Series A Preferred Stock	(1,884)	(3,365)	(6,862)	(10,384)
Add: Net (income) loss attributable to noncontrolling interest in SMLP	(5,745)	556	(3,924)	4,525
Net income (loss) attributable to Summit Midstream Corporation	$8,232	$(1,578)	$4,544	$(11,493)
Net income (loss) per share:
Common stock – basic	$0.60	$(0.13)	$0.34	$(0.95)
Common stock – diluted	$0.58	$(0.13)	$0.34	$(0.95)

Weighted-average number of shares outstanding:
Common stock – basic	13,783	12,255	13,313	12,090
Common stock – diluted	14,085	12,255	13,563	12,090
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Equity
	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid-in Capital	Retained Earnings (Deficit)	Non controlling interest	Total Equity
Equity, December 31, 2025	$110,468	$122	$65	$638,427	$(202,902)	$400,376	$946,556
Net income (loss)	3,113	—	—	—	(5,295)	(2,914)	(5,096)
Dividend paid on Series A Preferred Stock	(49,416)	—	—	—	—	—	(49,416)
Equity compensation	—	—	—	3,036	—	—	3,036
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(2,796)	—	—	(2,796)
Share issuance	—	14	—	41,445	—	—	41,459
Tax impact of Up-C Structure	—	—	—	(18,751)	—	—	(18,751)
Equity shift	—	—	—	78,286	—	(78,286)	—
Equity, March 31, 2026	$64,165	$136	$65	$739,647	$(208,197)	$319,176	$914,992
Net income	1,865	—	—	—	1,607	1,093	4,565
Dividend paid on Series A Preferred Stock	(1,862)	—	—	—	—	—	(1,862)
Equity compensation	—	—	—	2,298	—	—	2,298
Shares repurchased and redeemed under Share Repurchase Program	—	—	—	(1,009)	—	—	(1,009)
Tax impact of Up-C Structure	—	—	—	(78)	—	—	(78)
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(40)	—	—	(40)
Equity shift	—	—	—	(222)	—	222	—
Equity, June 30, 2026	$64,168	$136	$65	$740,596	$(206,590)	$320,491	$918,866
Net income	1,884	—	—	—	8,232	5,745	15,861
Dividend paid on Series A Preferred Stock	(1,881)	—	—	—	—	—	(1,881)
Equity compensation	—	—	—	2,304	—	—	2,304
Shares repurchased and redeemed under Share Repurchase Program	—	—	—	(210)	—	—	(210)
Tax impact of Up-C Structure	—	—	—	437	—	—	437
Equity shift	—	—	—	(36)	—	36	—
Equity, September 30, 2026	$64,171	$136	$65	$743,091	$(198,358)	$326,272	$935,377

	Equity
	Series A Preferred Stock	Common Stock Amount, at $0.01 par value	Class B Common Stock Amount, at $0.01 par value	Additional Paid-in Capital	Retained Earnings (Deficit)	Non controlling interest	Total Equity
Equity, December 31, 2024	$110,230	$106	$75	$540,714	$(183,333)	$497,333	$965,125
Net income (loss)	3,918	—	—	—	(1,887)	(989)	1,042
Dividend paid on Series A Preferred Stock	(3,359)	—	—	—	—	—	(3,359)
Equity compensation	—	—	—	2,375	—	—	2,375
Tax withholdings and associated payments on vested SMC LTIP awards	—	1	—	(2,838)	—	—	(2,837)
Moonrise Acquisition	—	5	—	17,890	—	—	17,895
Conversion of Class B Common Stock and Partnership Common Units	—	10	(10)	—	—	—	—
Tax impact of Up-C Structure	—	—	—	(12,280)	—	—	(12,280)
Equity shift	—	—	—	86,526	—	(86,526)	—
Equity, March 31, 2025	$110,789	$122	$65	$632,387	$(185,220)	$409,818	$967,961
Net income (loss)	3,101	—	—	—	(8,028)	(2,980)	(7,907)
Dividend paid on Series A Preferred Stock	(3,382)	—	—	—	—	—	(3,382)
Equity compensation	—	—	—	2,362	—	—	2,362
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(8)	—	—	(8)
Equity shift	—	—	—	(233)	—	233	—
Equity, June 30, 2025	$110,508	$122	$65	$634,508	$(193,248)	$407,071	$959,026
Net income (loss)	3,365	—	—	—	(1,578)	(556)	1,231
Dividend paid on Series A Preferred Stock	(3,385)	—	—	—	—	—	(3,385)
Equity compensation	—	—	—	2,064	—	—	2,064
Tax withholdings and associated payments on vested SMC LTIP awards	—	—	—	(260)	—	—	(260)
Tax impact of Up-C Structure	—	—	—	(731)	—	—	(731)
Equity shift	—	—	—	436	—	(436)	—
Equity, September 30, 2025	$110,488	$122	$65	$636,017	$(194,826)	$406,079	$957,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT MIDSTREAM CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$17,260	$5,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,885	(17)
Depreciation and amortization	81,487	88,131
Noncash lease expense	2,447	5,175
Amortization of debt issuance costs and other	5,077	3,005
Equity compensation	7,638	6,801
Income from equity method investee - Double E	(18,665)	(15,190)
Distributions from equity method investee - Double E	24,274	21,110
(Gain) loss on sale of assets	(5,011)	120
(Gain) loss on earn-out remeasurement	504	(7,904)
Loss on sale of business	—	582
Unrealized (gain) loss on interest rate swaps	(2,270)	3,987
Long-lived asset impairment	—	71
Changes in operating assets and liabilities:
Accounts receivable	(44,201)	(26)
Trade accounts payable	(9,360)	10,786
Accrued expenses	8,900	(13,487)
Deferred revenue, net	4,405	(6,574)
Ad valorem taxes payable	472	1,871
Accrued interest	(20,101)	(12,230)
Accrued environmental remediation, net	(313)	(199)
Other, net	(113)	(11,498)
Net cash provided by operating activities	56,315	79,920
Investing activities:
Capital expenditures	(65,464)	(69,910)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	(69,997)
Investment in equity method investee - Double E	(17,379)	(3,816)
Proceeds from asset sale	10,000	—
Other, net	(150)	—
Net cash used in investing activities	(72,993)	(143,723)
Financing activities:
Borrowings under First Amended New Permian Transmission Facility	360,000	—
Debt repayments - Legacy Permian Transmission Term Loan	(116,998)	(12,324)
Borrowings on Amended and Restated ABL Facility	111,000	130,000
Debt repayments - Amended and Restated ABL Facility	(144,000)	(285,000)
Distributions and redemption of Subsidiary Series A Preferred Units	(143,226)	(4,885)
Distributions on Series A Preferred Stock	(53,159)	(10,126)
Related party shares issued for cash, net	41,459	—
Related party settlement of Tall Oak earn-out	(21,304)	—
Repurchase of shares under Share Repurchase Program	(1,219)	—
Issuance of Additional 2029 Secured Notes	—	258,438
Debt issuance costs	(9,132)	(4,835)
Other, net	(3,292)	(4,218)
Net cash provided by financing activities	20,129	67,050
Net change in cash, cash equivalents and restricted cash	3,451	3,247
Cash, cash equivalents and restricted cash, beginning of period	19,679	25,199
Cash, cash equivalents and restricted cash, end of period	$23,130	$28,446
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
Business Operations. The Company provides natural gas gathering, compression, treating, and processing services as well as crude oil and produced water gathering services pursuant to primarily long-term, fee-based agreements with its customers. In addition to these services, the Company provides freshwater delivery services pursuant to short-term agreements with customers. The Company’s results are primarily driven by the volumes of natural gas that it transports, gathers, compresses, treats, and/or processes as well as by the volumes of crude oil and produced water that it gathers.
Presentation and Consolidation. The Company prepares its condensed consolidated financial statements in accordance with GAAP, as established by the FASB and pursuant to the rules and regulations of the SEC pertaining to interim financial information. The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods presented herein. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and related notes that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates, including fair value measurements, the reported amounts of revenues and expenses, and the disclosure of commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from management’s estimates.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY
Income Taxes. The Company accounts for income taxes, as required, under ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the relevant years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income or loss in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
For transactions with shareholders, the tax effects of changes in the tax bases of assets and liabilities caused by transactions among or with shareholders are included in equity under the caption “Tax impact of Up-C Structure” in accordance with GAAP and reflected in the condensed consolidated statements of equity as an increase or decrease to equity.
The Company records income tax balances in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. For tax positions that do not meet the more-likely-than-not threshold, the Company records uncertain tax positions in accordance with ASC 740.

New Accounting Standards Not Yet Implemented. ASU 2024-03, Income Statement—Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for annual reporting periods beginning in fiscal year 2027 and for interim periods beginning in fiscal year 2028, with early adoption permitted. The updates required by this standard should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact this standard will have on its consolidated financial statement disclosures.
ASU 2025-11, Interim Reporting (“ASU 2025-11”). ASU 2025-11, is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements and interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact this standard will have on its consolidated financial statements.
3. ACQUISITION
Moonrise Acquisition. On March 10, 2025, the Company completed the transaction contemplated by the Membership Interest Purchase Agreement, dated as of March 10, 2025, by and among the Company, Summit Holdings, Fundare Resources Company HoldCo, LLC, a Delaware limited liability company (“Fundare”), and solely for purposes of Section 9.19 thereto, Fundare Resources Company, LLC, a Delaware limited liability company, pursuant to which Fundare contributed all of its equity interests in Moonrise Midstream, LLC, a Delaware limited liability company (“Moonrise”), to Summit Holdings in exchange for total consideration equal to approximately $90.0 million (the “Moonrise Acquisition”). Total consideration consisted of (i) a $70.0 million cash payment and (ii) the issuance of 462,265 shares of common stock of the Company.
The fair values of certain assets and liabilities, including property, plant and equipment and intangible assets, required the use of significant judgments and estimates.
The following table sets forth the fair value of the assets acquired and liabilities assumed as of the acquisition date.

Moonrise Purchase Price Allocation (in thousands):
Total consideration paid for Moonrise (1)	$89,771
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,879
Accounts receivable	3,482
Property, plant and equipment, net	74,328
Intangibles	13,114
Other assets	758
Trade accounts payable, accrued expenses, and other	(3,790)
Net assets acquired and liabilities assumed	$89,771
(1) Purchase price consideration includes $17.9 million of equity consideration (462,265 shares valued at $38.71 per share on March 10, 2025) as well as $1.9 million of cash acquired.
The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition. Acquired working capital amounts are expected to approximate fair value due to their short-term nature. The fair values of acquired equipment and intangible assets are based on both available market data and cost and income approaches. These methods are considered Level 3 fair value estimates and include significant assumptions of future gathering and processing volumes, commodity prices, and operating and capital cost estimates, discounted using the weighted average cost of capital.
Intangible assets acquired consist of rights-of-way with a weighted average amortization period of approximately 30 years.
Pro Forma Information (Unaudited). The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Moonrise Acquisition had occurred on January 1, 2025:

Nine Months Ended September 30, 2025
Revenues	$423,776
Net income	$4,608

The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Moonrise Acquisition been completed on January 1, 2025, nor is it necessarily indicative of future operating results. Subsequent to the Moonrise Acquisition, during the second quarter of 2025, the Company integrated the Moonrise assets within its Niobrara G&P system. As a result of the integration, it is impractical to disclose the amounts of revenues and earnings that the Moonrise Acquisition contributed to the Company’s condensed consolidated statements of operations during subsequent reporting periods.
4. REVENUE
The following table presents estimated revenue, as of September 30, 2026, expected to be recognized during the remainder of 2026 and over the remaining contract period related to performance obligations that are unsatisfied and consist of estimated MVC shortfall payments.

(In thousands)	2026	2027	2028	2029	2030	Thereafter
Gathering services and related fees	$1,179	$10,810	$10,043	$1,200	$—	$—
Revenue by Category. In the following tables, revenue is disaggregated by geographic area and major products and services. See Note 16 - Segment Information for additional information.

	Three Months Ended September 30, 2026
	Gathering services and related fees	Natural gas, NGLs, and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$27,177	$92,739	$4,901	$124,817
Permian	—	—	946	946
Mid-Con	35,332	5,133	1,562	42,027
Piceance	13,354	249	1,612	15,215
Total reportable segments	75,863	98,121	9,021	183,005
Corporate and other	—	—	—	—
Total	$75,863	$98,121	$9,021	$183,005

	Nine Months Ended September 30, 2026
	Gathering services and related fees	Natural gas, NGLs, and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$57,478	$242,236	$11,093	$310,807
Permian	—	—	2,840	2,840
Mid-Con	100,974	12,378	5,272	118,624
Piceance	39,681	1,274	3,934	44,889
Total reportable segments	198,133	255,888	23,139	477,160
Corporate and other	—	—	—	—
Total	$198,133	$255,888	$23,139	$477,160

	Three Months Ended September 30, 2025
	Gathering services and related fees	Natural gas, NGLs, and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$16,394	$66,234	$4,435	$87,063
Permian	—	—	910	910
Mid-Con	33,548	4,526	2,195	40,269
Piceance	15,417	319	2,905	18,641
Total reportable segments	65,359	71,079	10,445	146,883
Corporate and other	—	—	—	—
Total	$65,359	$71,079	$10,445	$146,883

	Nine Months Ended September 30, 2025
	Gathering services and related fees	Natural gas, NGLs, and condensate sales	Other revenues	Total
	(In thousands)
Reportable Segments:
Rockies	$48,742	$179,832	$14,595	$243,169
Permian	—	—	2,731	2,731
Mid-Con	98,170	15,062	6,627	119,859
Piceance	46,794	1,857	5,387	54,038
Total reportable segments	193,706	196,751	29,340	419,797
Corporate and other	—	—	—	—
Total	$193,706	$196,751	$29,340	$419,797
5. PROPERTY, PLANT AND EQUIPMENT
Details on the Company’s property, plant and equipment follow:

	September 30, 2026	December 31, 2025
	(In thousands)
Gathering and processing systems and related equipment	$2,490,383	$2,451,820
Construction in progress	56,882	54,367
Land and line fill	16,311	16,311
Other	67,499	70,756
Total	2,631,075	2,593,254
Less: accumulated depreciation	(800,084)	(749,108)
Property, plant and equipment, net	$1,830,991	$1,844,146
Depreciation expense and capitalized interest for the Company follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation expense	$23,673	$25,004	$70,238	$75,942
Capitalized interest	347	470	1,214	1,326
6. EQUITY METHOD INVESTMENT
As of September 30, 2026, the Company has an equity method investment in Double E, the balance of which is included within the Investment in Double E caption on the unaudited condensed consolidated balance sheet. The Company has determined that its maximum exposure to loss associated with this investment is limited to its carrying value. No material guarantees or other commitments to support the operations or obligations of the investee are currently outstanding.
7. DEFERRED REVENUE
The balances in deferred revenue as of September 30, 2026 and December 31, 2025, are primarily related to contributions in aid of construction, which will be recognized as revenue over the life of the contract. An update of current and noncurrent deferred revenue follows:

	Current	Noncurrent
	(In thousands)
Deferred revenue, December 31, 2025	$10,122	$18,398
Add: additions	3,528	12,773
Less: reclassifications to current deferred revenue, revenue recognized, and other	(6,741)	(5,155)
Deferred revenue, September 30, 2026	$6,909	$26,016
8. DEBT
Debt for the Company as of September 30, 2026 and December 31, 2025, follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Amended and Restated ABL Facility: Summit Holdings’ asset-based credit facility due July 2029	$80,000	$113,000
First Amended New Permian Transmission Facility: Summit Permian Transmission’s variable rate senior secured term loan due March 2031	360,000	—
Legacy Permian Transmission Term Loan: Summit Permian Transmission’s variable rate senior secured term loan due January 2028	—	116,998
2029 Secured Notes: 8.625% senior secured second lien notes due October 2029	825,000	825,000
Less: unamortized debt discount, premium and debt issuance costs	(14,488)	(9,428)
Total debt, net of unamortized debt discount, premium, and debt issuance costs	1,250,512	1,045,570
Less: current portion of long-term debt	(2,693)	(21,223)
Total long-term debt	$1,247,819	$1,024,347
Amended and Restated ABL Facility. Concurrently with the issuance of the 2029 Secured Notes, as discussed below, on July 26, 2024, Summit Holdings, as borrower, amended and restated its existing first-lien, senior secured credit agreement pursuant to the Amended and Restated ABL Agreement, consisting of a $500.0 million asset-based revolving credit facility (the “Amended and Restated ABL Facility”), subject to a borrowing base consisting of a percentage of eligible accounts receivable of Summit Holdings and certain of its subsidiaries that guarantee the Amended and Restated ABL Facility (collectively, the “Amended and Restated ABL Facility Subsidiary Guarantors”) and a percentage of eligible above-ground fixed assets including eligible compression units, processing plants, compression stations, and related equipment of Summit Holdings and the Amended and Restated ABL Facility Subsidiary Guarantors.
The Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption, or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (as defined below) (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder (such date, the “Amended and Restated ABL Termination Date”). As of September 30, 2026, the Amended and Restated ABL Facility will mature on July 26, 2029.

Borrowings under the Amended and Restated ABL Facility bear interest, at the election of Summit Holdings, at a SOFR-based rate or a base rate, in each case, plus an applicable borrowing margin based on the Company’s Total Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement consistent with the Amended and Restated ABL Facility). The applicable margin for base rate loans varies from 1.50% to 2.25% and the applicable margin for SOFR-based loans varies from 2.50% to 3.25%, in each case, depending on the Company’s Total Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement).
The Amended and Restated ABL Facility (together with certain Secured Bank Product Obligations (as defined in the Amended and Restated ABL Agreement)) is jointly and severally guaranteed, on a senior first-priority secured basis (subject to permitted liens), by SMLP, Summit Holdings, and each of the Amended and Restated ABL Facility Subsidiary Guarantors.
The Amended and Restated ABL Facility restricts, among other things, Summit Holdings’ and its Restricted Subsidiaries’ (as defined in the Amended and Restated ABL Agreement) ability and the ability of certain of their subsidiaries to: (i) incur additional debt or issue preferred stock; (ii) make distributions or repurchase equity; (iii) make payments on or redeem junior lien, unsecured, or subordinated indebtedness; (iv) create liens or other encumbrances; (v) make investments, loans, or other guarantees; (vi) engage in transactions with affiliates; and (vii) make acquisitions or merge or consolidate with another entity. These covenants are subject both to a number of important exceptions and qualifications.
The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of September 30, 2026, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) was 0.34:1.00 and the Interest Coverage Ratio was 2.95:1.00. As of September 30, 2026, the Company was in compliance with the financial covenants of the Amended and Restated ABL Facility.
The Amended and Restated ABL Facility contains certain events of default customary for instruments of this type. In the case of an event of default arising from certain events of bankruptcy, insolvency, or reorganization with respect to Summit Holdings, all outstanding obligations (as defined in the Amended and Restated ABL Agreement) will become due and payable immediately without further action or notice and all Commitments (as defined in the Amended and Restated ABL Agreement) under the Amended and Restated ABL Facility will terminate.
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
As of September 30, 2026, the applicable margin under the adjusted SOFR borrowings was 2.750%, the interest rate was 6.75%, and the total available borrowing capacity totaled $417.3 million, after giving effect to the issuance of $2.7 million in outstanding but undrawn irrevocable standby letters of credit.
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
New Permian Transmission Facility. On March 16, 2026, the Company’s unrestricted subsidiary, Summit Permian Transmission, entered into a $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031 (the “New Permian Transmission Facility”). The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum), and a $50.0 million uncommitted incremental facility. In accordance with the terms of the New Permian Transmission Facility, Summit Permian Transmission is required to make mandatory quarterly principal repayments in the amount of 0.25% of the principal amount outstanding on each quarterly payment date beginning March 31, 2027.
The New Permian Transmission Facility is used to finance Summit Permian Transmission’s capital calls associated with its investment in Double E, debt service, and for other general corporate purposes. Generally, unexpended proceeds from draws on the New Permian Transmission Facility are classified as restricted cash on the accompanying unaudited condensed consolidated balance sheets until such time as Summit Permian Transmission’s total debt to EBITDA ratio is less than 6.00:1.00.
First Amended New Permian Transmission Facility. On August 31, 2026, Summit Permian Transmission and Permian Holdco entered into the Incremental Amendment No. 1 to the New Permian Transmission Facility (the “First Incremental Amendment”) amending the New Permian Transmission Facility (as amended by the First Incremental Amendment, the “First Amended New Permian Transmission Facility”), pursuant to which certain lenders under the New Permian Transmission Facility committed to provide the $50.0 million incremental facility. This new incremental term loan constitutes an Incremental Term Loan” under the New Permian Transmission Facility, with terms, rights, remedies, privileges, and protections that are identical to the initial term loans under the New Permian Transmission Facility.
As of September 30, 2026, the applicable margin under the adjusted term SOFR borrowings was 4.000% and the interest rate was 8.08%. The available committed portion of the First Amended New Permian Transmission Facility totaled $80.0 million and is subject to a commitment fee of 1.0%. As of September 30, 2026, Summit Permian Transmission has outstanding letters of credit aggregating to $7.0 million.
As of September 30, 2026, Summit Permian Transmission entered into interest rate hedges with notional amounts representing approximately 28% of the total outstanding amount of First Amended New Permian Transmission Facility at a fixed SOFR-based rate of 3.65%. As of September 30, 2026, the Company was in compliance with the financial covenants of the First Amended New Permian Transmission Facility.
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
2029 Secured Notes. On July 26, 2024, Summit Holdings issued $575.0 million aggregate principal amount of 8.625% Senior Secured Second Lien Notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are guaranteed on a senior second-priority basis by Summit Midstream Corporation and certain of Summit Midstream Corporation’s existing and future subsidiaries and are secured on a second-priority basis by substantially the same collateral that is pledged for the benefit of the lenders under the Amended and Restated ABL Facility. On January 10, 2025, Summit Holdings issued an additional $250.0 million in aggregate principal amount of 2029 Secured Notes, at a price of 103.375% of their face value, as additional notes under the same indenture pursuant to which, on July 26, 2024, Summit Holdings issued $575.0 million in aggregate principal amount of 2029 Secured Notes. As of September 30, 2026, $825.0 million of the 2029 Secured Notes were outstanding. The 2029 Secured Notes mature on October 31, 2029, and have interest payable semi-annually in arrears on each February 15 and August 15.
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
As of September 30, 2026, the Company was in compliance with the financial covenants of the indenture governing the 2029 Secured Notes.

9. COMMITMENTS AND CONTINGENCIES
Environmental Matters. Although the Company believes that it is in material compliance with applicable environmental regulations, the risk of environmental remediation costs and liabilities is inherent in pipeline ownership and operation. Furthermore, the Company can provide no assurances that significant environmental remediation costs and liabilities will not be incurred in the future. The Company is currently not aware of any material contingent liabilities that exist with respect to environmental matters, except as noted below.
As of September 30, 2026, the Company has recognized (i) a current liability for remediation effort expenditures expected to be incurred within the next 12 months, and (ii) a noncurrent liability for estimated remediation expenditures expected to be incurred subsequent to September 30, 2027. Each of these amounts represents the Company’s best estimate for costs expected to be incurred. Neither of these amounts has been discounted to present value.
An update of the Company’s undiscounted accrued environmental remediation is as follows and is primarily related to the 2015 Blacktail Release and other environmental remediation activities, as detailed below.

(In thousands)
Accrued environmental remediation, December 31, 2025	$1,762
Payments made	(302)
Changes in estimates	(10)
Accrued environmental remediation, September 30, 2026	$1,450
In 2015, SMLP learned of the rupture of a four-inch produced water gathering pipeline on the Meadowlark Midstream system near Williston, North Dakota (“2015 Blacktail Release”). On August 4, 2021, subsidiaries of SMLP entered into the following agreements to resolve the U.S. federal and North Dakota state governments’ environmental claims with respect to the 2015 Blacktail Release: (i) a Consent Decree with the U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”), and the State of North Dakota (“Consent Decree”); (ii) a Plea Agreement with the United States (“Plea Agreement”); and (iii) a Consent Agreement with the North Dakota Industrial Commission (“Consent Agreement” together with the Consent Decree and Plea Agreement, the “Global Settlement”). As of September 30, 2026 and December 31, 2025, the accrued loss liability for the 2015 Blacktail Release was $2.3 million and $8.3 million, respectively is recorded within accrued settlement payable on the condensed consolidated balance sheets.
Key terms of the Global Settlement included (i) payment of penalties and fines totaling $36.3 million, consisting of $1.25 million in natural resource damages payable to federal and state governments, $25.0 million payable to the federal government over 5 years, and $10.0 million payable to state governments over, for the federal and state civil amounts, six years and, for the federal criminal amounts, five years, with interest applied to unpaid amounts accruing at, for the federal and state civil amounts, a fixed rate of 3.25% and, for the federal criminal amounts, a variable rate set by statute, and of which $2.3 million is expected to be paid within the next twelve months; (ii) continuation of remediation efforts at the site of the 2015 Blacktail Release; (iii) other injunctive relief, including, but not limited to, control room management, environmental management system audit, training, and reporting; (iv) guilty pleas by defendant Summit Midstream Partners, LLC (the “Defendant”) for (a) one charge of negligent discharge of a harmful quantity of oil and (b) one charge of knowing failure to immediately report a discharge of oil; and (v) organizational probation for a minimum period of three years from sentencing on December 6, 2021, including payment in full of certain components of the fines and penalty amounts. The agreements comprising the Global Settlement were subject to the approval of the U.S. District Court for the District of North Dakota (the “U.S. District Court”). The U.S. District Court entered an order making the civil components of the Global Settlement effective on September 28, 2021, and accepted the sentencing in the Plea Agreement on December 6, 2021, completing approval of the Global Settlement.
Subsidiaries of the Company are also participating in two proceedings before the EPA as a result of the Plea Agreement becoming effective. Following the U.S. District Court’s entering judgment on Defendant subsidiary’s guilty plea to one count of negligent discharge of produced water in violation of the Clean Water Act, Defendant subsidiary was statutorily debarred by operation of law pursuant to 33 U.S.C. § 1368(a) to participate in federal awards performed at the “violating facility,” which EPA determined to be the Marmon subsystem of the produced water gathering system in North Dakota. The scope and effect of the debarment as defined do not materially affect the Company’s operations. Defendant has submitted a petition for reinstatement, which was denied by the EPA’s suspension and debarment office (“SDO”) on July 11, 2022. The SDO determined that the term of probation in the Plea Agreement was the appropriate period of time to demonstrate Defendant subsidiary’s change of corporate attitude, policies, practices, and procedures. SMLP and certain subsidiaries of the Company have also received a show cause notice from the EPA requesting the Company to “show cause” why SDO should not issue a Notice of Proposed Debarment to the Defendant subsidiary and certain affiliates under 2 C.F.R. § 180.800(d), to which SMLP has responded, and in which proceeding no further developments have occurred.

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
10. FINANCIAL INSTRUMENTS
Fair Value. A summary of the estimated fair value of the Company’s debt instruments follows:

	September 30, 2026		December 31, 2025
	Carrying value (1)	Estimated fair value (Level 2)	Carrying value (1)	Estimated fair value (Level 2)
	(In thousands)
2029 Secured Notes	$825,000	$840,469	$825,000	$851,125
(1) Excludes applicable unamortized debt issuance costs, debt discounts, and debt premiums.

The carrying values on the balance sheets of the Amended and Restated ABL Facility, the First Amended New Permian Transmission Facility, and the Legacy Permian Transmission Term Loan represented their fair value due to their variable interest rates. The fair value of the 2029 Secured Notes is based on an average of nonbinding broker quotes as of September 30, 2026 and December 31, 2025. The use of different market assumptions or valuation methodologies may have a material effect on their estimated fair value.
Related Party - Tall Oak Deferred Earn-Out. In connection with the Tall Oak Acquisition in 2024, the Company recognized a deferred earn-out liability to Tall Oak Parent, a related party. On March 31, 2026, the deferred earn-out was settled with Tall Oak Parent in full, with Tall Oak Parent receiving a cash payment of $22.0 million. As of December 31, 2025, the estimated fair value of the deferred earn-out was $21.5 million and was reflected within other current liabilities. During the nine months ended September 30, 2026 and 2025, the Company recorded a $0.5 million loss and a $7.9 million gain on the fair value remeasurement of the Tall Oak deferred earn-out, respectively.
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
As of September 30, 2026 and December 31, 2025, the outstanding notional amounts of interest rate swaps were $100.0 million and $101.5 million, respectively. As of September 30, 2026, the Company’s interest rate swap agreement was in an asset position, had a fair value of $2.5 million, and was recorded within other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2025, the Company’s interest rate swap agreements had a fair value of $6.6 million and were recorded within other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets. The derivative instruments’ fair value is determined using Level 2 inputs from the fair value hierarchy.
For the three months ended September 30, 2026 and 2025, the Company recorded a gain on interest rate swaps of $1.9 million and a gain of $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded a gain of $2.7 million and a loss of $1.3 million, respectively.
In connection with the 2026 refinancing of the Legacy Permian Transmission Term Loan, the Company settled its then outstanding amortizing interest rate swap agreements for $6.7 million in cash.

11. EQUITY AND MEZZANINE EQUITY
Common Stock. An update on the number of outstanding shares of common stock follows for the period from December 31, 2025 to September 30, 2026:

Shares of Common Stock
Shares, December 31, 2025	12,262,320
Shares issued for SMC LTIP, net	204,571
Related party shares issued for cash	1,351,351
Repurchase of shares under Share Repurchase Program	(41,631)
Shares, September 30, 2026	13,776,611
Related Party Shares Issued for Cash. On March 31, 2026, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company, SMLP, and Tall Oak Parent, and, solely for purposes of modifying certain existing registration rights as detailed in the Purchase Agreement, Connect Midstream, LLC, a Delaware limited liability company, the Company issued and sold to Tall Oak Parent 1,351,351 shares of common stock of the Company in exchange for $41.5 million of cash proceeds, net of $0.5 million of issuance costs. The shares were issued at a price of $31.08 per share, which represented the “Minimum Price” in accordance with NYSE regulations. The shares are subject to a 6-month lock-up period and other terms and conditions.
Share Repurchase Program. In June 2026, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s outstanding common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, repurchases of shares of the Company’s common stock may be made from time to time in the open market, through privately negotiated transactions, block purchases, or otherwise, including through a Rule 10b5-1 trading plan, in compliance with applicable federal and state securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases will be determined by management at its discretion based on a variety of factors, including business and market conditions, the trading price of the Company’s common stock, compliance with debt covenants, and certain other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares, has no fixed expiration date, and may be suspended or discontinued at any time.
As of September 30, 2026, the Company has repurchased 41,631 shares of common stock for an aggregate purchase price of $1.2 million, excluding applicable excise taxes, under the Share Repurchase Program. As of September 30, 2026, approximately $33.8 million remained available for future repurchases.
Class B Common Stock. In the Tall Oak Acquisition, the Company issued shares of non-economic Class B Common Stock to Tall Oak Parent. Shares of Class B Common Stock have Company voting rights and are exchangeable along with the associated Partnership Common Units for shares of the Company’s common stock at the election of the holder for no additional consideration.
An update on the number of shares of Class B Common Stock follows for the period from December 31, 2025 to September 30, 2026.

Shares of Class B Common Stock
Shares, December 31, 2025	6,524,467
2026 activity	—
Shares, September 30, 2026	6,524,467
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

Dividends on the Series A Preferred Stock are cumulative and compounding and are payable quarterly in arrears on the 15th day of March, June, September, and December of each year (each, a “Dividend Payment Date”) to holders of record as of the close of business on the first business day of the month of the applicable Dividend Payment Date, in each case, when, as, and if declared by the Board of Directors out of legally available funds for such purpose. The dividend rate for the Series A Preferred Stock is equal to the three-month SOFR plus a spread of 7.69%. The variable rate established on September 15, 2026, for the period ending December 14, 2026 was 11.6%.
The Board of Directors reinstated cash dividends on its Series A Preferred Stock beginning on March 14, 2025. During the nine months ended September 30, 2026 and 2025, cash dividend payments totaling $53.2 million and $10.1 million were paid, respectively. The cash dividend payment during the nine months ended September 30, 2026, includes a payment of $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
As of September 30, 2026 and December 31, 2025, the Company had 65,508 shares of Series A Preferred Stock outstanding.
Partnership Common Units. In the Tall Oak Acquisition, SMLP issued Partnership Common Units to Tall Oak Parent. Such Partnership Common Units are exchangeable along with the associated shares of Class B Common Stock for shares of the Company’s common stock at the election of the holder for no additional consideration.
An update on the number of Partnership Common Units for the period from December 31, 2025 to September 30, 2026 follows:

	Partnership Common Units owned by Tall Oak Parent	Partnership Common Units Owned by the Company	Total Partnership Common Units
Units, December 31, 2025	6,524,467	12,262,320	18,786,787
Units issued for SMC LTIP, net	—	204,571	204,571
Related party units issued for cash	—	1,351,351	1,351,351
Redemption of units under Share Repurchase Program	—	(41,631)	(41,631)
Units, September 30, 2026	6,524,467	13,776,611	20,301,078
Subsidiary Series A Preferred Units. Until March 2026, Summit Permian Transmission Holdco, LLC (“Permian Holdco”) had Series A Fixed Rate Cumulative Redeemable Preferred Units (“Subsidiary Series A Preferred Units”) that ranked senior to each other class or series of limited liability company interests or other equity securities in Permian Holdco that may have been established in the future that expressly ranked junior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. The Subsidiary Series A Preferred Units ranked equal in all respects with each class or series of limited liability company interests or other equity securities in Permian Holdco that may have been established in the future that was not expressly made senior or subordinated to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. The Subsidiary Series A Preferred Units ranked junior to (i) all future indebtedness of Permian Holdco or its subsidiaries and other liabilities with respect to assets available to satisfy claims against Permian Holdco and (ii) each other class or series of limited liability company interests or other equity securities in Permian Holdco established in the future that was expressly made senior to the Subsidiary Series A Preferred Units as to the payment of distributions and amounts payable upon a liquidation event. Income was allocated to the Subsidiary Series A Preferred Units in an amount equal to the earned distributions for the respective reporting period.
In March 2026, the Company redeemed all outstanding Subsidiary Series A Preferred Units. The following table shows the change in the Company’s Subsidiary Series A Preferred Unit balance from December 31, 2025 to September 30, 2026, net of $0.6 million of unamortized issuance costs as of December 31, 2025:

(In thousands)
Balance, December 31, 2025	$141,296
Redemption accretion, net of issuance cost amortization	1,930
Cash distribution and redemption	(143,226)
Balance, September 30, 2026	$—

Noncontrolling interest. Noncontrolling interest represents the portion of net assets in the Company’s consolidated subsidiaries that are not wholly owned by the Company. The Company’s noncontrolling interest is recorded at carrying value and is reported as a component of equity on the condensed consolidated balance sheet. As of September 30, 2026, the Company’s noncontrolling interest is approximately 32% of the net assets of SMLP. The noncontrolling interest will be adjusted in the future for (i) any net income or loss generated by SMLP, and (ii) any equity shifts resulting from the issuance of common stock in connection with the SMC LTIP, or certain changes to SMLP’s capital accounts.
The following table shows the changes in noncontrolling interest during the periods presented:

Noncontrolling Interest
(In thousands)
Balance, December 31, 2025	$400,376
Net income	3,924
Equity shift	(78,028)
Balance as of September 30, 2026	$326,272
Equity shift - Change in Ownership of Consolidated Subsidiary. During the nine months ended September 30, 2026, the Company had an equity shift and its noncontrolling interest was reduced by $78.0 million. During the nine months ended September 30, 2026, the Company increased its ownership of SMLP as a result of certain Partnership Common Unit issuances resulting from SMC LTIP vesting events and the Company’s related party share issuance, partially offset by the repurchase and redemption of SMC shares under the Share Repurchase Program. The result of these equity transactions was an increase of the Company’s ownership percentage of SMLP and a corresponding decrease of the ownership percentage of SMLP held by the noncontrolling interest owner.
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
Absent a material change to the Company’s business, the Company does not expect to pay dividends to holders of the Company’s common stock in the foreseeable future. Any future dividend payments will depend on the Company’s financial condition, market conditions, and other matters deemed relevant by the Board of Directors. Additionally, the Company’s ability to pay dividends is subject to restrictions on dividends under the Amended and Restated ABL Facility, Series A Preferred Stock, and the indenture governing the 2029 Secured Notes.

12. EARNINGS PER SHARE
The following table details the components of EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)		(In thousands, except per-share amounts)
Numerator for basic and diluted EPS:
Net income	$15,861	$5,000	$17,260	$5,406
Less: Net income attributable to Subsidiary Series A Preferred Units	—	(3,769)	(1,930)	(11,040)
Less: Net income attributable to Series A Preferred Stock	(1,884)	(3,365)	(6,862)	(10,384)
Add: Net (income) loss attributable to noncontrolling interest	(5,745)	556	(3,924)	4,525
Net income (loss) attributable to Summit Midstream Corporation	$8,232	$(1,578)	$4,544	$(11,493)

Denominator for basic and diluted EPS:
Weighted-average number of shares outstanding – basic	13,783	12,255	13,313	12,090
Effect of nonvested restricted stock units	302	—	250	—
Effect of assumed conversion and elimination of noncontrolling interest and net income	—	—	—	—
Weighted-average number of shares outstanding – diluted	14,085	12,255	13,563	12,090

Net income (loss) per share:
Common Stock – basic	$0.60	$(0.13)	$0.34	$(0.95)
Common Stock – diluted	$0.58	$(0.13)	$0.34	$(0.95)
Class B Common Stock - basic and diluted	$—	$—	$—	$—

Nonvested anti-dilutive restricted shares excluded from the calculation of diluted EPS	120	407	40	469
Class B Common Stock	6,524	6,524	6,524	6,528
13. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Supplemental cash flow information:
Cash interest paid	$94,523	$80,371
Cash paid for taxes	$—	$282

Noncash investing and financing activities:
Capital expenditures in trade accounts payable (period-end accruals)	$11,641	$6,561
Accretion of Subsidiary Series A Preferred Units, net of issuance cost amortization	$1,930	$11,040
Equity consideration for Moonrise Acquisition	$—	$17,895

14. EQUITY COMPENSATION
SMC Long-Term Incentive Plan. In connection with the consummation of the Corporate Reorganization, the Company assumed SMLP’s 2022 Long-Term Incentive Plan, as amended by the First Amendment, effective as of March 16, 2022 (the “SMLP LTIP”), and all the obligations of SMLP thereunder. The SMLP LTIP units were exchanged on a one-for-one basis with equivalent terms. In connection with the assumption of the SMLP LTIP and the Corporate Reorganization, the Board of Directors approved the amendment and restatement of the SMLP LTIP, with such amendment and restatement effective as of August 1, 2024 (such amended and restated plan, the Summit Midstream Corporation 2024 Long-Term Incentive Plan (the “SMC LTIP”)). The SMC LTIP authorizes the Compensation Committee, in its discretion, to grant awards of restricted stock, restricted stock units, stock options, stock appreciation rights, and other awards related to the Company’s common stock upon such terms and conditions as it may determine appropriate and in accordance with the terms of the SMC LTIP.
Significant items to note:
•During the nine-month period ended September 30, 2026, the Company granted 197,887 shares of time-based restricted stock and associated dividend equivalent rights to employees in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $6.0 million and the awards generally vest ratably over a three-year period.
•During the nine-month period ended September 30, 2026, the Company granted 120,283 shares of performance-based restricted stock and associated dividend equivalent rights to certain members of management in connection with the Company’s annual incentive compensation award cycle. The grant date fair value of these awards totaled $4.6 million and the awards vest at the end of three years.
•During the nine-month period ended September 30, 2026, the Company issued 22,398 shares of common stock to six independent directors in connection with their annual compensation plan. The grant date fair value of these awards totaled $0.7 million and became fully vested at the grant date.
•On May 7, 2026, the Company’s stockholders approved Amendment No. 1 to the SMC LTIP, which increased the number of shares of common stock that may be delivered with respect to awards granted under the SMC LTIP by 424,000 shares of common stock.
As of September 30, 2026, approximately 0.7 million shares of common stock remained available for future issuance under the SMC LTIP, which includes the impact of 0.7 million granted but unvested restricted stock and performance-based awards, assuming the performance-based awards are settled with a 100% target payout.
15. INCOME TAXES
Summit Midstream Corporation’s effective income tax rate for the nine months ended September 30, 2026 and 2025 was 18.35% and 1.48%, respectively. Summit Midstream Corporation’s effective income tax rate for the nine months ended September 30, 2026 and 2025 was different from the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest, tax benefits related to stock-based compensation, and nondeductible executive compensation.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SMC assesses the realizability of its deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. No valuation allowance has been recognized as of September 30, 2026.
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
•Permian – Includes the Company’s equity method investment in Double E.
•Mid-Con – Includes the Company’s midstream assets located in the Barnett Shale and the Arkoma Basin.

•Piceance – Includes the Company’s midstream assets located in the Piceance Basin.
The following tables provide information about the Company’s reportable segments (in thousands):

	Rockies	Permian	Mid-Con	Piceance
Three Months Ended September 30, 2026
Revenues: (1)
Gathering services and related fees	$27,177	$—	$35,332	$13,354
Natural gas, NGLs and condensate sales	92,739	—	5,133	249
Other revenues	4,901	946	1,562	1,612
Total revenues	$124,817	$946	$42,027	$15,215
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$75,138	$—	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(15,400)	—	—	—
Employee costs	6,400	—	2,934	1,898
Materials, parts and other operating expenses	7,674	—	4,450	1,975
Indirect and passthrough (3)	8,100	—	11,177	2,465
Other segment items (2)	2,936	(10,207)	714	569
Segment Adjusted EBITDA	$39,969	$11,153	$22,752	$8,308

	Rockies	Permian	Mid-Con	Piceance
Nine Months Ended September 30, 2026
Revenues: (1)
Gathering services and related fees	$57,478	$—	$100,974	$39,681
Natural gas, NGLs and condensate sales	242,236	—	12,378	1,274
Other revenues	11,093	2,840	5,272	3,934
Total revenues	$310,807	$2,840	$118,624	$44,889
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$194,675	$—	$—	$—
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(46,473)	—	—	—
Employee costs	17,180	—	8,143	5,100
Materials, parts, and other operating expenses	19,259	—	13,289	4,625
Indirect and passthrough (3)	20,064	—	31,537	6,904
Other segment items (2)	9,399	(26,407)	2,215	1,720
Segment Adjusted EBITDA	$96,703	$29,247	$63,440	$26,540

	Rockies	Permian	Mid-Con	Piceance
Three Months Ended September 30, 2025
Revenues: (1)
Gathering services and related fees	$16,394	$—	$33,548	$15,417
Natural gas, NGLs and condensate sales	66,234	—	4,526	319
Other revenues	4,435	910	2,195	2,905
Total revenues	$87,063	$910	$40,269	$18,641
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing and other fees)	$53,780	$—	$(87)	$134
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(15,691)	—	—	—
Employee costs	5,395	—	2,505	1,518
Materials, parts and other operating expenses	5,922	—	3,770	1,596
Indirect and passthrough (3)	5,860	—	9,632	2,590
Other segment items (2)	2,798	(7,765)	893	294
Segment Adjusted EBITDA	$28,999	$8,675	$23,556	$12,509

	Rockies	Permian	Mid-Con	Piceance
Nine Months Ended September 30, 2025
Revenues: (1)
Gathering services and related fees	$48,742	$—	$98,170	$46,794
Natural gas, NGLs and condensate sales	179,832	—	15,062	1,857
Other revenues	14,595	2,731	6,627	5,387
Total revenues	$243,169	$2,731	$119,859	$54,038
Less:
Cost of natural gas and NGLs (excludes deductions for gathering, processing, and other fees)	$152,044	$—	$8	$676
Cost of natural gas and NGLs (amounts withheld from customers for the Company’s gathering, processing and other fees)	(43,243)	—	—	—
Employee costs	14,824	—	7,389	4,639
Materials, parts, and other operating expenses	16,134	—	9,695	5,726
Indirect and passthrough (3)	16,230	—	29,864	7,744
Other segment items (2)	8,077	(22,514)	1,990	484
Segment Adjusted EBITDA	$79,103	$25,245	$70,913	$34,769
(1) The Company’s revenues are attributable solely to external customers located within the U.S.
(2) For the three and nine months ended September 30, 2026 and 2025, other segment items consist primarily of the following:
•Rockies - includes general and administrative expenses, operations and maintenance expenses, and adjustments related to capital reimbursement activity;
•Permian - includes general and administrative expenses and the Company’s proportional adjusted EBITDA from its equity method investment in Double E;
•Piceance - includes general and administrative expenses, operations and maintenance expenses, and adjustments related to capital reimbursement activity;
•Mid-Con - includes general and administrative expenses, operations and maintenance expenses, adjustments related to capital reimbursement activity, and the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts.
(3) Indirect and passthrough consist primarily of electricity expense incurred by the Company of which a portion is passed through to its customers.

Assets by reportable segment follow:

	September 30, 2026	December 31, 2025
	(In thousands)
Assets (1):
Rockies	$1,037,037	$983,074
Permian	290,764	283,090
Mid-Con	744,058	753,517
Piceance	326,481	341,957
Total reportable segment assets	2,398,340	2,361,638
Corporate and Other	30,230	25,971
Total assets	$2,428,570	$2,387,609
(1) The Company’s long-lived assets are located within the U.S.
Depreciation and amortization, including the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in other revenues, by reportable segment follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation and amortization:
Rockies	$11,117	$10,453	$32,760	$30,917
Mid-Con (1)	9,120	8,851	27,098	25,543
Piceance	6,887	9,379	20,613	30,476
Total reportable segment depreciation and amortization	27,124	28,683	80,471	86,936
Corporate and Other	335	407	1,016	1,195
Total depreciation and amortization	$27,459	$29,090	$81,487	$88,131
(1) Includes the amortization expense associated with the Company’s favorable and unfavorable gas gathering contracts as reported in Other revenues.
Cash paid for capital expenditures by reportable segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Cash paid for capital expenditures:
Rockies	$15,014	$8,375	$43,003	$30,696
Mid-Con	4,432	13,484	18,559	35,210
Piceance	845	331	1,608	1,531
Total reportable segment capital expenditures	20,291	22,190	63,170	67,437
Corporate and Other	903	724	2,294	2,473
Total cash paid for capital expenditures	$21,194	$22,914	$65,464	$69,910

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

A reconciliation of total of reportable segments’ measure of profit to income or loss before income taxes and income from equity method investees follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Reconciliation of segment adjusted EBITDA to income (loss) before income taxes:
Total segment adjusted EBITDA	$82,182	$73,739	$215,930	$210,030
Less:
Corporate and Other expense (1)	9,731	10,421	28,106	27,392
Income from equity method investees	(7,596)	(5,548)	(18,665)	(15,190)
Interest expense	27,710	24,191	80,126	70,592
Depreciation and amortization (2)	27,459	29,090	81,487	88,131
Proportional adjusted EBITDA for equity method investees	10,269	7,820	26,605	22,668
Adjustments related to capital reimbursement activity (3)	(2,711)	(2,480)	(8,366)	(6,356)
Equity compensation	2,304	2,064	7,638	6,801
(Gain) loss on asset sales, net	(5,014)	120	(5,011)	120
Loss on sale of business	—	539	—	582
Long-lived asset impairment	—	—	—	71
Transaction costs and other	356	1,985	2,871	9,732
Income (loss) before income taxes	$19,674	$5,537	$21,139	$5,487
(1)Corporate includes results that are not specifically attributable to a reportable segment or that have not been allocated to the Company’s reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, and interest expense. For the three and nine months ended September 30, 2026, other expense consisted primarily of a gain on the fair value of interest rate swaps offset by a loss on the fair value remeasurement of the Tall Oak earn-out. For the three and nine months ended September 30, 2025, other expense consisted primarily of a gain on the fair value remeasurement of the Tall Oak earn-out.
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
17. SUBSEQUENT EVENTS
Non-monetary exchange. On October 30, 2026, the Company exchanged certain DJ Basin oil pipeline and water business assets, plus approximately $7.0 million in cash, for certain DJ Basin midstream and compression equipment owned by a third party. The Company is currently obtaining a third-party fair value assessment for the assets involved in the exchange. The net book value of the fixed assets surrendered in the exchange approximated $30.0 million.

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
Our financial results are driven primarily by volume throughput across our gathering systems and by expense management. We generate the majority of our revenues from the gathering, compression, treating, and processing services that we provide to our customers. A majority of the volumes that we gather, compress, treat and/or process have a fixed-fee rate structure, which enhances the stability of our cash flows by providing a revenue stream that is not subject to direct commodity price risk. We also earn a portion of our revenues from the following activities that directly expose us to fluctuations in commodity prices: (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds or other processing arrangements with certain of our customers in the Rockies, Piceance, and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers, (iii) the sale of condensate we retain from our gathering services in the Rockies and Piceance segments, and (iv) additional gathering fees that are tied to the performance of certain commodity price indexes, which are then added to the fixed gathering rates.
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

The following table presents certain consolidated and reportable segment financial data. For additional information on our reportable segments, see the “Segment Overview for the Three and Nine Months Ended September 30, 2026 and 2025” section included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$15,861	$5,000	$17,260	$5,406
Reportable segment adjusted EBITDA
Rockies	$39,969	$28,999	$96,703	$79,103
Permian	11,153	8,675	29,247	25,245
Mid-Con	22,752	23,556	63,440	70,913
Piceance	8,308	12,509	26,540	34,769

Net cash provided by operating activities	$5,513	$26,677	$56,315	$79,920

Net cash used in investing activities
Capital expenditures (1)	(21,194)	(22,914)	(65,464)	(69,910)
Cash consideration paid for the acquisition of Moonrise, net of cash acquired	—	—	—	(69,997)
Investment in equity method investee - Double E	(10,871)	(753)	(17,379)	(3,816)
Proceeds from asset sale	10,000	—	10,000	—

Net cash provided by (used in) financing activities
Borrowings under First Amended New Permian Transmission Facility	10,000	—	360,000	—
Debt repayments - Legacy Permian Transmission Term Loan	—	(4,218)	(116,998)	(12,324)
Borrowings on Amended and Restated ABL Facility	28,000	35,000	111,000	130,000
Debt repayments - Amended and Restated ABL Facility	(27,000)	(25,000)	(144,000)	(285,000)
Distributions and redemption of Subsidiary Series A Preferred Units	—	(1,629)	(143,226)	(4,885)
Distributions on Series A Preferred Stock	(1,881)	(3,385)	(53,159)	(10,126)
Related party shares issued for cash, net	—	—	41,459	—
Related party settlement of Tall Oak earn-out	—	—	(21,304)	—
Repurchase of shares under Share Repurchase Program	(210)	—	(1,219)	—
Issuance of Additional 2029 Secured Notes	—	—	—	258,438
(1)See “Liquidity and Capital Resources” herein for additional information on capital expenditures.
Trends and Outlook
Our business has been, and we expect our future business to continue to be, affected by the following key trends:
•Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices, including (i) the ongoing U.S. military operation in Iran and the closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups; (ii) the ongoing Russia-Ukraine conflict and international sanctions against Russia; (iii) the U.S. military operation in Venezuela; and (iv) other sustained military campaigns;
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
Double E. In August 2026, Double E reached a formal FID on its compression expansion project. The project will increase the pipeline’s capacity by approximately 50%, from approximately 1.6 Bcf/d to approximately 2.4 Bcf/d. In advance of the FID, Double E executed a purchase order for gas turbine compressors to secure the long lead time equipment necessary for the project and maintain its targeted in-service date of year-end 2028. Additionally, Double E anticipates filing its Section 7(c) certificate application with the Federal Energy Regulatory Commission later this year.
During 2026, as part of the ongoing binding open season for Double E’s compression expansion project, Double E executed three long-term firm transportation agreements totaling 250 MMcf/d and a certain shipper (the “Shipper”) executed a firm option agreement for an additional 200 MMcf/d of capacity during the summer of 2026.
In addition, Double E received notice from the Shipper that it reached FID on its processing plant expansion related to the previously announced 230 MMcf/d firm transportation agreement. With the 250 MMcf/d of new binding agreements entered into thus far during the open season and the affirmative FID on the previously announced 230 MMcf/d firm transportation agreement, Double E’s total contracted firm capacity has increased to approximately 1.9 Bcf/d.

2026 capital structure transactions. During 2026, we completed several transactions with counterparties that impacted our financial position and quarterly cash flows and will also impact future cash outflows for interest expense, dividends, and operating and financing activities.
•Refinancing of Legacy Permian Transmission Credit Facilities. In March 2026, we completed a $440.0 million refinancing of our Legacy Permian Transmission Credit Facilities in the form of the New Permian Transmission Facility having a maturity in March 2031, bearing interest at SOFR plus 4.00% per annum. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum), and a $50.0 million uncommitted incremental facility. In connection with the New Permian Transmission Facility, Summit Permian Transmission entered into a $7.0 million letter of credit arrangement.
•New Permian Transmission Facility Amendment. On August 31, 2026, we entered into the First Amended New Permian Transmission Facility, pursuant to which certain lenders committed to providing $50.0 million in incremental term loans, with terms identical to the initial term loans under the New Permian Transmission Facility.
•Redemption of Subsidiary Series A Preferred Units. In March 2026, in connection with the Legacy Permian Transmission Credit Facility Refinancing, we redeemed in full all outstanding Subsidiary Series A Preferred Units for $143.2 million.
•Cash settlement of unpaid dividends for Series A Preferred Stock. In March 2026, we made a cash dividend payment to the holders of our Series A Preferred Stock, which included $46.3 million for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
•Equity issuance with a related party. On March 31, 2026, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company, SMLP, and Tall Oak Parent, and solely for purposes of modifying certain existing registration rights as detailed in the Purchase Agreement, Connect Midstream, LLC, we issued and sold to Tall Oak Parent 1,351,351 shares of common stock of the Company in exchange for $41.5 million of cash proceeds, net of $0.5 million of issuance costs. The shares were issued at a price of $31.08 per share, which represented the “Minimum Price” in accordance with NYSE regulations. The shares are subject to a 6-month lock-up period and other terms and conditions.
•Share Repurchase Program. In June 2026, our Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of SMC’s outstanding common stock. Since the inception of the program through September 30, 2026, we have repurchased 41,631 shares of common stock for an aggregate purchase price of $1.2 million, excluding applicable excise taxes. Following these repurchases, as of September 30, 2026, approximately $33.8 million remained available for future repurchases under the program.
•DFW Asset Sale. On September 3, 2026, DFW Midstream Services LLC, our wholly owned subsidiary, sold non-key assets for cash consideration of $10.0 million. We recognized a gain on the sale of $5.0 million, recorded within “(Gain) loss on asset sales, net” in our unaudited condensed consolidated statements of operations.
Capital structure optimization and portfolio management. We intend to continue to improve our capital structure in the future by reducing our indebtedness with free cash flow, and when appropriate, we may pursue opportunistic transactions with the objective of increasing long-term shareholder value. This may include opportunistic acquisitions, divestitures, re-allocation of capital to new or existing areas, and development of joint ventures involving our existing midstream assets or new investment opportunities. We believe that our current cash balance, internally generated cash flow, our Amended and Restated ABL Facility, the First Amended New Permian Transmission Facility, and access to debt or equity capital markets will be adequate to finance our strategic initiatives. To attain our overall corporate strategic objectives, we may conduct an asset divestiture, or divestitures, at a transaction valuation that is less than the net book value of the divested asset.
Ongoing impact of political and economic conditions and events in foreign oil and natural gas producing countries on commodity prices. Although we operate solely in the U.S., certain events and conditions in foreign oil and natural gas producing countries, such as the ongoing U.S. military operation in Iran, the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups, Russia’s invasion of Ukraine, and the U.S. military operation in Venezuela, could have potential effects on us, including, but not limited to, volatility in currencies and commodity prices, higher inflation, cost and supply chain pressures, and availability and disruptions in banking systems and capital markets. As of the date of this report, there have been no material impacts to us.
Natural gas, NGL, and crude oil supply and demand dynamics. Natural gas continues to be a critical component of energy supply and demand in the U.S. Over the long term, we believe that the prospects for continued natural gas demand are favorable and will be driven primarily by global population and economic growth, as well as the continued displacement of coal-fired electricity generation by natural gas-fired electricity generation and an increase in U.S. LNG exports. Over the next several years, we expect natural gas prices will support continued upstream industry activity by producers focused on natural gas production.
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
Impact of increases in interest rates. Increases in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of existing and any additional financing. Since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times and the timing of any potential further increases or decreases remains uncertain. As of September 30, 2026, we had approximately $825.0 million principal of fixed-rate debt, $80.0 million outstanding under our variable rate Amended and Restated ABL Facility, and $360.0 million outstanding under the variable rate New Permian Transmission Facility. See Note 8 - Debt to the consolidated financial statements for additional information. As of September 30, 2026, we had $100.0 million of interest rate exposure hedged to offset the impact of changes in interest rates on our New Permian Transmission Facility.

Results of Operations
Consolidated Overview for the Three and Nine Months Ended September 30, 2026 and 2025
The following table presents certain consolidated financial and operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues:
Gathering services and related fees	$75,863	$65,359	$198,133	$193,706
Natural gas, NGLs and condensate sales	98,121	71,079	255,888	196,751
Other revenues	9,021	10,445	23,139	29,340
Total revenues	183,005	146,883	477,160	419,797
Costs and expenses:
Cost of natural gas and NGLs	59,738	38,138	148,202	109,486
Operation and maintenance	46,417	38,358	124,446	111,129
General and administrative	16,472	13,159	48,035	45,275
Depreciation and amortization	27,224	28,855	80,783	87,427
Transaction costs	210	1,429	451	5,283
Acquisition integration costs	73	1,661	1,054	7,060
(Gain) loss on asset sales, net	(5,014)	120	(5,011)	120
Long-lived asset impairments	—	—	—	71
Total costs and expenses	145,120	121,720	397,960	365,851
Other income (expense), net	18	(575)	718	8,860
Gain (loss) on interest rate swaps	1,885	131	2,682	(1,335)
Loss on sale of business	—	(539)	—	(582)
Interest expense	(27,710)	(24,191)	(80,126)	(70,592)
Income from equity method investees	7,596	5,548	18,665	15,190
Income before income taxes	19,674	5,537	21,139	5,487
Income tax expense	(3,813)	(537)	(3,879)	(81)
Net income	$15,861	$5,000	$17,260	$5,406

Volume throughput (1):
Aggregate average daily throughput - natural gas (MMcf/d)	952	925	907	908
Aggregate average daily throughput - liquids (Mbbl/d)	95	72	75	75
(1)Excludes volume throughput for Double E. For additional information, see the Permian section herein under the caption “Segment Overview for the Three and Nine Months Ended September 30, 2026 and 2025”.

Volumes – Gas. Natural gas throughput volumes increased 27 MMcf/d for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting:
•a volume throughput decrease of 36 MMcf/d for the Piceance segment;
•a volume throughput increase of 53 MMcf/d for the Mid-Con segment; and
•a volume throughput increase of 10 MMcf/d for the Rockies segment.
Natural gas throughput volumes decreased 1 MMcf/d for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting:
•a volume throughput decrease of 42 MMcf/d for the Piceance segment;
•a volume throughput increase of 21 MMcf/d for the Rockies segment; and
•a volume throughput increase of 20 MMcf/d for the Mid-Con segment.
Volumes – Liquids. Crude oil and produced water throughput volumes at the Rockies segment increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to 56 new well connections that came online subsequent to September 30, 2025, partially offset by natural production declines.
Crude oil and produced water throughput volumes at the Rockies segment was unchanged for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to 56 new well connections that came online subsequent to September 30, 2025, partially offset by natural production declines.
For additional information on volumes, see the “Segment Overview for the Three and Nine Months Ended September 30, 2026 and 2025” section herein.
Revenues. Total revenues increased $36.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, consisting of a $27.0 million increase in natural gas, NGLs and condensate sales, a $10.5 million increase in gathering services and related fees, and a $1.4 million decrease in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $10.5 million compared to the three months ended September 30, 2025, primarily reflecting:
•a $10.8 million increase in the Rockies;
•a $1.8 million increase in the Mid-Con; and
•a $2.1 million decrease in the Piceance.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $27.0 million compared to the three months ended September 30, 2025, primarily reflecting:
•a $26.5 million increase in the Rockies, primarily reflecting new well connections and additional throughput in connection with the Moonrise Acquisition that closed on March 10, 2025, partially offset by natural production declines; and
•a $0.6 million increase in the Mid-Con.
Total revenues increased $57.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, consisting of a $59.1 million increase in natural gas, NGLs and condensate sales, a $4.4 million increase in gathering services and related fees, and a $6.2 million decrease in other revenue.
Gathering Services and Related Fees. Gathering services and related fees increased $4.4 million compared to the nine months ended September 30, 2025, primarily reflecting:
•a $8.7 million increase in the Rockies;
•a $2.8 million increase in the Mid-Con; and
•a $7.1 million decrease in the Piceance, primarily due to decreased volume throughput.
Natural Gas, NGLs and Condensate Sales. Natural gas, NGLs and condensate revenues increased $59.1 million compared to the nine months ended September 30, 2025, primarily reflecting:
•a $62.4 million increase in the Rockies, primarily reflecting new well connections and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines; and

•a $2.7 million decrease in the Mid-Con.
Costs and Expenses. Total costs and expenses increased $23.4 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Total costs and expenses increased $32.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Cost of Natural Gas and NGLs. Cost of natural gas and NGLs increased $21.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily associated with increased natural gas and NGL sales within the Rockies segment.
Cost of natural gas and NGLs increased $38.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily associated with increased natural gas and NGL sales within the Rockies segment.
Operation and maintenance. Operation and maintenance expense increased $8.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Operation and maintenance expense increased $13.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily as a result of the Moonrise Acquisition, which closed in March 2025.
General and administrative. General and administrative expense increased $3.3 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily as a result of increased salaries and benefit expense. For the three months ended September 30, 2026 and 2025, general and administrative expenses include $2.3 million and $2.1 million of noncash stock-based compensation, respectively.
General and administrative expenses increased $2.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily as a result of increased salaries and benefit expense. For the nine months ended September 30, 2026 and 2025, general and administrative expenses include $7.6 million and $6.8 million of noncash stock-based compensation, respectively.
Depreciation and amortization. Depreciation and amortization expense decreased $1.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to certain Piceance segment assets that were disposed of during the quarterly period ended September 30, 2025.
Depreciation and amortization expense decreased $6.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to certain Piceance segment assets that were disposed of during the quarterly period ended September 30, 2025.
Transaction costs. During 2025, transaction costs primarily relate to the Moonrise Acquisition and the Tall Oak Acquisition.
Acquisition integration costs. Acquisition and integration costs during 2025 primarily relate to fees paid to third-party service providers to integrate the Tall Oak Acquisition and the Moonrise Acquisition into the Company’s operational platform.
Interest expense. Interest expense increased $3.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to $4.8 million of increased interest expense associated with the Permian Transmission Credit Facilities, partially offset by $2.2 million of decreased interest expense associated with the Amended and Restated ABL Facility.
Interest expense increased $9.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to $9.2 million of increased interest expense associated with the Permian Transmission Credit Facilities. Debt issuance cost amortization also increased $2.1 million, primarily due to the first quarter 2026 write-off of the remaining unamortized debt issuance costs on the Legacy Permian Transmission Credit Facilities. Interest expense on the 2029 Secured Notes increased $1.7 million. These increases were partially offset by a $3.2 million decrease in interest expense associated with the Amended and Restated ABL Facility.
Income tax. For the nine months ended September 30, 2026, our effective tax rate is different than the U.S. federal statutory income tax rate of 21% primarily due to income allocated to the noncontrolling interest, nondeductible executive compensation, and excess tax benefits related to stock compensation.

Segment Overview for the Three and Nine Months Ended September 30, 2026 and 2025
Rockies.
Volume throughput for our Rockies reportable segment follows:

	Rockies
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Aggregate average daily throughput - natural gas (MMcf/d)	168	158	6%	166	145	14%
Aggregate average daily throughput - liquids (Mbbl/d)	95	72	32%	75	75	—%
Natural gas. Natural gas volume throughput increased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflecting 86 new well connections that came online subsequent to September 30, 2025 and additional throughput in connection with the Moonrise Acquisition, partially offset by natural production declines.
Liquids. Liquids volume throughput increased for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Liquid volume throughput remained unchanged for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in throughput is primarily due to 56 new well connections that came online subsequent to September 30, 2025, including 9 well connects where we provide crude and water gathering services, partially offset by natural production declines.

Financial data for our Rockies reportable segment follows.

	Rockies
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$27,177	$16,394	66%	$57,478	$48,742	18%
Natural gas, NGLs and condensate sales	92,739	66,234	40%	242,236	179,832	35%
Other revenues	4,901	4,435	11%	11,093	14,595	(24)%
Total revenues	124,817	87,063	43%	310,807	243,169	28%
Costs and expenses:
Cost of natural gas and NGLs	59,738	38,089	57%	148,202	108,801	36%
Operation and maintenance	21,730	16,897	29%	55,418	46,471	19%
General and administrative	1,454	1,331	9%	6,463	4,477	44%
Depreciation and amortization	11,117	10,453	6%	32,760	30,917	6%
Transaction Costs	6	—	*	6	—	*
Integration costs	4	65	*	4	65	*
Gain on asset sales, net	—	(6)	*	(11)	(6)	*
Long-lived asset impairment	—	—	*	—	71	*
Total costs and expenses	94,049	66,829	41%	242,842	190,796	27%
Add:
Depreciation and amortization	11,117	10,453		32,760	30,917
Integration costs	4	65		4	65
Adjustments related to capital reimbursement activity	(2,045)	(1,747)		(6,045)	(5,151)
Gain on asset sales, net	—	(6)		(11)	(6)
Long-lived asset impairment	—	—		—	71
Other	125	—		2,030	834
Segment adjusted EBITDA	$39,969	$28,999	38%	$96,703	$79,103	22%
* Not considered meaningful
Three and nine months ended September 30, 2026. Segment adjusted EBITDA increased $11.0 million and $17.6 million, respectively, compared to the three and nine months ended September 30, 2025. The increase was primarily attributable to increased natural gas and liquids throughput, increased condensate and NGL pricing impacting percentage of proceed contracts, and $3.7 million of commercial billing settlements during 2026. The nine months ended September 30, 2026 was also impacted by increased operations and maintenance expense and general and administrative costs associated with the Moonrise Acquisition that closed on March 10, 2025.

The Company is providing the below additional financial and operational details for its liquids related activities within its Rockies segment (in thousands):

Rockies liquids	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gathering services and related fees	$14,354	$12,204	$34,030	$36,179
MVC shortfall (payments) in gathering services and related fees	—	—	—	—
Gathering services and related fees included in costs of goods sold	645	147	1,449	354
Adjustments related to capital reimbursement activity	(124)	(124)	(372)	(372)
The Company is providing the below additional financial and operational details for its natural gas and other related activities within its Rockies segment (in thousands):

Rockies natural gas and other	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gathering services and related fees	$12,822	$4,190	$23,447	$12,563
MVC shortfall (payments) in gathering services and related fees	—	2	227	565
Gathering services and related fees included in costs of goods sold	14,756	15,544	45,025	42,890
Adjustments related to capital reimbursement activity	(1,922)	(1,624)	(5,675)	(4,780)

Permian.
Volume throughput for our Permian reportable segment follows:

	Permian
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Average daily throughput (MMcf/d) (Double E)	1,002	712	41%	890	686	30%
Volume throughput for Double E increased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, as a result of increased throughput volumes from its customers.
The following table presents the MVC quantities (i) that Double E’s shippers have contracted for under firm transportation service agreements and related negotiated rate agreements and (ii) new precedent agreements for projects not yet placed in service. These precedent agreements are expected to require between $130.0 and $140.0 million of capital investment by Summit Permian Transmission, all of which is expected to be funded with reinvestment of distributions received from Double E and the New Permian Transmission Facility.

	MVC’s - Active Contracts	MVC’s - Executed Precedent Agreements	Total MVC
(Amounts in Dth/day)	Weighted average MVC quantities for the year ended December 31,
2026	1,190,616	36,767	1,227,383
2027	1,265,000	293,973	1,558,973
2028	1,265,000	497,377	1,762,377
2029	1,214,589	883,836	2,098,425
2030	1,165,000	940,000	2,105,000
2031	1,034,315	940,000	1,974,315
2032	240,000	889,727	1,129,727
2033	240,000	840,000	1,080,000
2034	105,753	840,000	945,753
2035	6,466	840,000	846,466

Financial data for our Permian reportable segment follow:

	Permian
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Other revenues	$946	$910	4%	$2,840	$2,731	4%
Total revenues	946	910	4%	2,840	2,731	4%
Costs and expenses:
General and administrative	62	54	15%	198	154	29%
Total costs and expenses	62	54	15%	198	154	29%
Add:
Proportional adjusted EBITDA for Double E	10,269	7,819	31%	26,605	22,668	17%
Segment adjusted EBITDA	$11,153	$8,675	29%	$29,247	$25,245	16%
Three and nine months ended September 30, 2026. Segment adjusted EBITDA increased $2.5 million and $4.0 million, respectively, compared to the three and nine months ended September 30, 2025, primarily as a result of an increase in proportional adjusted EBITDA from our equity method investment in Double E.

Mid-Con.
Volume throughput for our Mid-Con reportable segment follows:

	Mid-Con
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Average daily throughput (MMcf/d)	561	508	10%	520	500	4%
Volume throughput increased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily as a result of 32 new well connections that came online subsequent to September 30, 2025, partially offset by natural production declines.
Financial data for our Mid-Con reportable segment follow:

	Mid-Con
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$35,332	$33,548	5%	$100,974	$98,170	3%
Natural gas, NGLs and condensate sales	5,133	4,526	13%	12,378	15,062	(18%)
Other revenues (1)	1,562	2,195	(29%)	5,272	6,627	(20%)
Total revenues	42,027	40,269	4%	118,624	119,859	(1%)
Costs and expenses:
Cost of natural gas and NGLs	—	(86)	*	—	9	*
Operation and maintenance	18,452	15,817	17%	52,654	46,692	13%
General and administrative	724	548	32%	1,912	1,667	15%
Depreciation and amortization (1)	8,885	8,616	3%	26,394	24,839	6%
Integration costs	138	706	(80%)	686	2,042	(66%)
Gain on asset sales, net	(5,014)	—		(5,014)	—
Total costs and expenses	23,185	25,601	(9%)	76,632	75,249	2%
Add:
Depreciation and amortization (1)	9,120	8,851		27,098	25,543
Integration costs	138	706		686	2,042
Adjustments related to capital reimbursement activity	(334)	(669)		(1,333)	(1,337)
Gain on asset sales, net	(5,014)	—		(5,014)	—
Other	—	—		11	55
Segment adjusted EBITDA	$22,752	$23,556	(3)%	$63,440	$70,913	(11%)
________
(1) Includes the amortization expense associated with our favorable gas gathering contracts as reported in Other revenues.
Three and nine months ended September 30, 2026. Segment adjusted EBITDA decreased by $0.8 million and $7.5 million, respectively, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 was primarily the result of increased operation and maintenance expense and unfavorable margin mix. The decrease for the nine months ended September 30, 2026 was primarily the result of reduced natural gas and condensate sales as well as increased operation and maintenance expense.

Piceance.
Volume throughput for our Piceance reportable segment follows:

	Piceance
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Aggregate average daily throughput (MMcf/d)	223	259	(14%)	221	263	(16%)
Volume throughput decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily as a result of natural production declines. In addition, throughput volumes were negatively impacted by producer shut-ins during the first half of 2026, which reduced volumes by approximately 9 MMcf/d for the nine months ended September 30, 2026.
Financial data for our Piceance reportable segment follow:

	Piceance
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Revenues:
Gathering services and related fees	$13,354	$15,417	(13%)	$39,681	$46,794	(15%)
Natural gas, NGLs and condensate sales	249	319	(22%)	1,274	1,857	(31%)
Other revenues	1,612	2,905	(45%)	3,934	5,387	(27%)
Total revenues	15,215	18,641	(18%)	44,889	54,038	(17%)
Costs and expenses:
Cost of natural gas and NGLs	—	134	(100)%	—	676	(100)%
Operation and maintenance	6,233	5,648	10%	16,374	17,968	(9)%
General and administrative	342	337	1%	987	987	0%
Depreciation and amortization	6,887	9,379	(27%)	20,613	30,476	(32)%
(Gain) loss on asset sales, net	—	126	*	14	126	*
Total costs and expenses	13,462	15,624	(14)%	37,988	50,233	(24%)
Add:
Depreciation and amortization	6,887	9,379		20,613	30,476
Adjustments related to capital reimbursement activity	(332)	(63)		(988)	133
(Gain) loss on asset sales, net	—	126		14	126
Other	—	50		—	229
Segment adjusted EBITDA	$8,308	$12,509	(34%)	$26,540	$34,769	(24%)
________
*Not considered meaningful
Three and nine months ended September 30, 2026. Segment adjusted EBITDA decreased $4.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease reflects lower volume throughput discussed above, partially offset by lower cost of natural gas and NGLs. The decrease in other revenues reflects the recognition of a non-recurring $1.5 million benefit recognized in the third quarter of 2025.
Segment adjusted EBITDA decreased $8.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Segment adjusted EBITDA was negatively affected by lower gathering services revenues, primarily related to natural production declines and first-half producer shut-ins of approximately 9 MMcf/d, partially offset by lower operation and maintenance expense. Additionally, other revenues decreased, reflecting the recognition of a non-recurring $1.5 million benefit recognized in the third quarter of 2025.

Corporate and Other Overview for the Three and Nine Months Ended September 30, 2026 and 2025
Corporate and Other represents those results that are not specifically attributable to a reportable segment or that have not been allocated to our reportable segments, including certain general and administrative expense items, transaction costs, acquisition integration costs, and interest expense. Corporate and Other includes intercompany eliminations.

	Corporate and Other
	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
	(In thousands)			(In thousands)
Costs and expenses:
General and administrative	$13,892	$10,889	28%	$38,475	$37,990	1%
Transaction costs	204	1,429	(86)%	445	5,283	(92)%
Acquisition integration costs	—	890	*	364	4,953	(93)%
Interest expense	27,710	24,191	15%	80,126	70,592	14%

General and administrative. For the three months ended September 30, 2026, general and administrative expenses attributable to Corporate and Other increased by $3.0 million compared to the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, general and administrative expenses include $2.3 million and $2.1 million of noncash stock-based compensation, respectively.
General and administrative expenses attributable to Corporate and Other decreased by $0.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower severance expense in 2026 as compared to 2025, partially offset by increased compensation and benefits expense. For the nine months ended September 30, 2026 and 2025, general and administrative expenses include $7.6 million and $6.8 million of noncash stock-based compensation, respectively.
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
Interest expense. Interest expense increased by $3.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to $4.8 million of increased interest expense associated with the Permian Transmission Credit Facilities, partially offset by $2.2 million of decreased interest expense associated with the Amended and Restated ABL Facility.
Interest expense increased $9.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily related to $9.2 million of increased interest expense associated with the Permian Transmission Credit Facilities. Debt issuance cost amortization also increased $2.1 million, primarily due to the first quarter 2026 write-off of the remaining unamortized debt issuance costs on the Legacy Permian Transmission Credit Facilities. Interest expense on the 2029 Secured Notes increased $1.7 million. These increases were partially offset by a $3.2 million decrease in interest expense associated with the Amended and Restated ABL Facility.
How We Evaluate Our Operations
We currently conduct and report our operations in the midstream energy industry through four reportable segments: Rockies, Permian, Mid-Con, and Piceance. Each of our reportable segments provides midstream services in a specific geographic area and our reportable segments reflect the way in which we internally report the financial information used to make decisions and allocate resources in connection with our operations. See Note 16 - Segment Information to the consolidated financial statements for additional information. Our management uses a variety of financial and operational metrics to analyze our consolidated and segment performance, and we view these metrics as important factors in evaluating our profitability. These metrics include (i) throughput volume, (ii) revenues, (iii) operation and maintenance expenses, (iv) capital expenditures, and (v) segment adjusted EBITDA.
We review these metrics on a regular basis for consistency and trend analysis. There have been no changes in the composition or characteristics of these metrics during the three and nine months ended September 30, 2026.

Summit Midstream Corporation Tax Structure. We operate the Company in an Up-C tax structure whereby the Company owned approximately 68% of SMLP as of September 30, 2026 and Tall Oak Parent owned the remaining 32% of SMLP as a noncontrolling interest. If on September 30, 2026, Tall Oak Parent converted their 6.5 million SMLP Partnership Common Units and 6.5 million Class B shares for the Company’s common stock, the following adjustments would occur to the Company’s balance sheet and common shares outstanding.

	September 30, 2026	Hypothetical Conversion	Post Conversion
Total Assets	$2,428,570	$—	$2,428,570
Total Liabilities and Equity	$2,428,570	$—	$2,428,570

Outstanding Share Summary	September 30, 2026	Hypothetical Conversion	Post Conversion
Common Stock	13,776,611	6,524,467	20,301,078
Class B Common Stock	6,524,467	(6,524,467)	—
Additional Information. For additional information, see the “Results of Operations” section herein and the notes to the unaudited condensed consolidated financial statements. For additional information on how these metrics help us manage our business, see the “How We Evaluate Our Operations” section of MD&A included in the 2025 Annual Report. For information on impending accounting changes that are expected to materially impact our financial results reported in future periods, see Note 2 - Summary of Significant Accounting Policies and Recently Issued Accounting Standards Applicable to the Company to the consolidated financial statements for additional information.
Liquidity and Capital Resources
We rely primarily on internally generated cash flows as well as our current cash balance and external financing sources, including commercial bank borrowings, and the issuance of debt, equity, and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our Amended and Restated ABL Facility and First Amended New Permian Transmission Facility, together with internally generated cash flows, current cash balance and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months, and based on current expectations, the long-term, without adversely impacting our liquidity.
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2026, our material off-balance sheet arrangements and transactions include (i) letters of credit outstanding against our Amended and Restated ABL Facility aggregating to $2.7 million, and (ii) letters of credit outstanding against our First Amended New Permian Transmission Facility aggregating to $7.0 million. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources.
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
We are in compliance with all covenants contained in the indenture governing the 2029 Secured Notes, the Amended and Restated ABL Facility, and the First Amended New Permian Transmission Facility. The Amended and Restated ABL Facility requires that Summit Holdings not permit (i) the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be greater than 2.50:1.00, or (ii) the Interest Coverage Ratio (as defined in the Amended and Restated ABL Agreement) as of the last day of any fiscal quarter to be less than 2.00:1.00. As of September 30, 2026, the First Lien Net Leverage Ratio (as defined in the Amended and Restated ABL Agreement) and the Interest Coverage Ratio were 0.34:1.00 and 2.95:1.00, respectively.

Amended and Restated ABL Facility. As of September 30, 2026, the Amended and Restated ABL Facility will mature on the earliest of (a) July 26, 2029, (b) July 31, 2029 if either (i) the outstanding amount of the 2029 Secured Notes (or any refinancing debt permitted under the Amended and Restated ABL Facility in respect thereof that has a final maturity date, scheduled amortization or any other scheduled repayment, mandatory prepayment, mandatory redemption, or sinking fund obligation prior to the date that is 91 days after the Amended and Restated ABL Termination Date (provided, that the terms of such permitted refinancing debt may (x) require the payment of interest from time to time and (y) include customary mandatory redemptions, prepayments or offers to purchase with proceeds of asset sales or upon the occurrence of a change of control)) on such date equals or exceeds $50.0 million or (ii) the outstanding amount of such debt described in clause (i) above on such date is less than $50.0 million and Liquidity (as defined in the Amended and Restated ABL Agreement) at any time on or after such date is less than the sum of (A) such outstanding amount and (B) the greater of (x) 10% of the aggregate Commitments (as defined in the Amended and Restated ABL Agreement) then in effect and (y) $50.0 million (and, for the avoidance of doubt, once the Amended and Restated ABL Termination Date occurs it may not be unwound as a result of Liquidity (as defined in the Amended and Restated ABL Agreement) increasing on a subsequent date), and (c) any date on which the aggregate Commitments terminate thereunder. As of September 30, 2026, there was $80.0 million outstanding under the Amended and Restated ABL Facility and the available borrowing capacity totaled $417.3 million after giving effect to the issuance thereunder of $2.7 million of outstanding but undrawn irrevocable standby letters of credit.
New Permian Transmission Facility. On March 16, 2026, Summit Permian Transmission completed a $440.0 million refinancing of the Legacy Permian Transmission Credit Facilities in the form of a new term loan facility (the “New Permian Transmission Facility”) bearing interest at SOFR plus 4.00% per annum and with a maturity in March 2031. The New Permian Transmission Facility consists of $340.0 million in initial term loan commitments, $50.0 million in delayed draw commitments (with a commitment fee of 1.00% per annum), and a $50.0 million uncommitted incremental facility.
First Amended New Permian Transmission Facility. On August 31, 2026, Summit Permian Transmission and Permian Holdco entered into the Incremental Amendment No. 1 to the New Permian Transmission Facility (the “First Incremental Amendment”) amending the New Permian Transmission Facility (as amended by the First Incremental Amendment, the “First Amended New Permian Transmission Facility”), pursuant to which certain lenders under the New Permian Transmission Facility committed to provide the $50.0 million incremental facility. This new incremental term loan constitutes an “Incremental Term Loan” under the New Permian Transmission Facility, with terms, rights, remedies, privileges, and protections that are identical to the initial term loans under the New Permian Transmission Facility.
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
•New Permian Transmission Facility Amendment. In August 2026, we entered into the First Amended New Permian Transmission Facility, pursuant to which certain lenders committed to providing $50.0 million in incremental term loans, with terms identical to the initial term loans under the New Permian Transmission Facility.
•Redemption of Subsidiary Series A Preferred Units. In March 2026, in connection with the refinancing of our Legacy Permian Transmission Credit Facilities, we redeemed in full all outstanding Subsidiary Series A Preferred Units with a cash payment of $143.2 million.
•Cash settlement of unpaid dividends for Series A Preferred Stock. In March 2026, we made a cash dividend payment to the holders of our Series A Preferred Stock, which included a $46.3 million cash payment for accrued and unpaid dividends owed from March 15, 2020 to December 14, 2024.
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
•Share Repurchase Program. In June 2026, our Board of Directors authorized the Share Repurchase Program to repurchase up to $35.0 million of SMC’s outstanding common stock. Since the inception of the Share Repurchase Program through September 30, 2026, we have repurchased 41,631 shares of common stock for an aggregate purchase price of $1.2 million, excluding applicable excise taxes.
•DFW Asset Sale. On September 3, 2026, DFW Midstream Services LLC, our wholly owned subsidiary, sold non-key assets for cash consideration of $10.0 million. We recognized a gain on the sale of $5.0 million, recorded within “(Gain) loss on asset sales, net” in our unaudited condensed consolidated statements of operations.

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
Cash Flows
The components of the net change in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$56,315	$79,920
Net cash used in investing activities	(72,993)	(143,723)
Net cash provided by financing activities	20,129	67,050
Net change in cash, cash equivalents and restricted cash	$3,451	$3,247
Operating activities. Details of operating cash flows follow:
Operating activity cash flows during the nine months ended September 30, 2026 primarily reflected:
•a net income of $17.3 million plus positive adjustments of $99.4 million for non-cash operating items; and
•a $60.3 million outflow due to changes in working capital accounts.
Operating activity cash flows during the nine months ended September 30, 2025 primarily reflected:
•a net income of $5.4 million plus adjustments of $105.9 million for non-cash operating items; and
•a $31.4 million outflow due to changes in working capital accounts.
Investing activities. Details of investing cash flows follow:
Investing activity cash flows during the nine months ended September 30, 2026 primarily reflected:
•$65.5 million of cash outflows for capital expenditures;
•$17.4 million of cash outflows for capital contributions for our equity method investment in Double E; and
•$10.0 million of proceeds from the sale of assets.
Investing activity cash flows during the nine months ended September 30, 2025 primarily reflected:
•$70.0 million of cash outflows from cash consideration paid for the acquisition of Moonrise, net of cash acquired in the transaction; and
•$69.9 million of cash outflows for capital expenditures.
Financing activities. Details of financing activities follow:
Financing activity cash flows during the nine months ended September 30, 2026 primarily reflected:
•$360.0 million of cash inflows for borrowings under the New Permian Transmission Facility;
•$111.0 million of cash inflows for borrowings on the Amended and Restated ABL Facility;
•$41.5 million of cash inflows for proceeds from related party shares issued for cash; partially offset by
•$1.2 million of cash outflows for repurchase of SMC common shares in connection with the Share Repurchase Program;
•$143.2 million of cash outflows for redemption of our Subsidiary Series A Preferred Units;
•$117.0 million of cash outflows for repayments on the Legacy Permian Transmission Term Loan;
•$144.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$53.2 million of cash outflows for Distributions on Series A Preferred Stock; and
•$21.3 million of cash outflows for the related party settlement of the Tall Oak earn-out.

Financing activity cash flows during the nine months ended September 30, 2025 primarily reflected:
•$285.0 million of cash outflows for repayments on the Amended and Restated ABL Facility;
•$12.3 million of cash outflows for repayments on the Legacy Permian Transmission Term Loan;
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
For the nine months ended September 30, 2026, cash paid for capital expenditures totaled $65.5 million which included $12.5 million of maintenance capital expenditures. For the nine months ended September 30, 2026, we contributed $17.4 million to Double E.
We rely primarily on internally generated cash flows, our current cash balance as well as external financing sources, including commercial bank borrowings and the issuance of debt, equity, and preferred equity securities, and proceeds from potential asset divestitures to fund our capital expenditures. We believe that our internally generated cash flows, current cash balance, our Amended and Restated ABL Facility, and the First Amended New Permian Transmission Facility, and access to debt or equity capital markets, will be adequate to finance our operations for the next twelve months without adversely impacting our liquidity.
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
Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2026, there were no material changes to the off-balance sheet obligations disclosed in our 2025 Annual Report.

Critical Accounting Estimates
We prepare our financial statements in accordance with GAAP. These principles are established by the FASB. We employ methods, estimates and assumptions based on currently available information when recording transactions resulting from business operations. There have been no significant changes to our critical accounting estimates from those disclosed on our 2025 Annual Report.
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
•fluctuations in natural gas, NGLs and crude oil prices, including as a result of political or economic measures taken by various countries or OPEC and the actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups;
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
•the effects of existing and future laws, judicial decisions and governmental regulations, including environmental, safety and climate change requirements and federal, state, and local restrictions or requirements applicable to oil and/or gas drilling, production, or transportation;
•the effects of litigation, including litigation seeking to impose liability on companies in the oil and gas industry for the effects of climate change;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our interest rate risk exposure, which is largely related to our indebtedness, has not changed materially since December 31, 2025, except for the following. In March 2026, in connection with the refinancing of the Legacy Permian Transmission Credit Facilities, our variable rate indebtedness increased. Additionally, as of September 30, 2026, the notional amount of our interest rate swaps remained at approximately $100.0 million. As of September 30, 2026, we had approximately $825.0 million principal of fixed-rate debt, $80.0 million outstanding under our variable rate Amended and Restated ABL Facility, and $360.0 million outstanding under the variable rate First Amended New Permian Transmission Facility. See Note 8 - Debt to the consolidated financial statements for additional information. While existing fixed-rate debt mitigates the downside impact of fluctuations in interest rates, future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher overall interest costs. In addition, the borrowings under our Amended and Restated ABL Facility, which have a variable interest rate, also expose us to the risk of increasing interest rates. For the nine months ended September 30, 2026, a hypothetical 1% increase (decrease) in interest rates on our variable rate debt would have increased (decreased) our interest expense by approximately $2.9 million, assuming no changes in amounts drawn or other variables under our Amended and Restated ABL Facility, Legacy Permian Transmission Term Loan, and First Amended New Permian Transmission Facility. For additional information, see the “Interest Rate Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2025 Annual Report and updates to our risk factors included herein.
Commodity Price Risk
We generate a majority of our revenues pursuant to primarily long-term and fee-based gathering agreements, many of which include MVCs and areas of mutual interest. Our direct commodity price exposure relates to (i) the sale of physical natural gas and/or NGLs purchased under percentage-of-proceeds and other processing arrangements with certain of our customers in the Rockies, Piceance, and Mid-Con segments, (ii) the sale of natural gas we retain from certain Mid-Con segment customers, and (iii) the sale of condensate we retain from certain gathering services in the Piceance segment. Our gathering agreements with certain Mid-Con customers permit us to retain a certain quantity of natural gas that we sell to offset the power costs we incur to operate our electric-drive compression assets. We manage our direct exposure to natural gas and power prices through the use of forward power purchase contracts with wholesale power providers that require us to purchase a fixed quantity of power at a fixed heat rate based on prevailing natural gas prices on the Henry Hub Index. We sell retainage natural gas at prices that are based on the Atmos Zone 3 Index. By basing the power prices on a system and basin-relevant market, we are able to closely associate the relationship between the compression electricity expense and natural gas retainage sales. We do not enter into risk management contracts for speculative purposes. Our current commodity price risk exposure has not changed materially since December 31, 2025. For additional information, see the “Commodity Price Risk” section included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2025 Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
During the third quarter of 2026, we implemented a new enterprise resource planning (“ERP”) system covering our financial reporting, procurement, and revenue processes. In connection with this implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures to reflect changes in our business processes and systems. While we expect the new ERP system to enhance our internal control environment, we will continue to evaluate and monitor the design and effectiveness of these control changes.
Other than the changes discussed above related to the new ERP system implementation, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2021, the U.S. District Court accepted the Plea Agreement. This Global Settlement resulted in losses amounting to $36.3 million and will be paid over five to six years. As of September 30, 2026, we have paid principal amounts totaling $34.0 million.
On September 28, 2026, the U.S. District Court granted our unopposed motion for termination of probation, finding the criminal fines paid in full and continued probation unnecessary. During the quarter, the Companies also paid their fifth and final federal civil penalty installment, including accrued interest. The Companies remain subject to the Consent Decree and the remaining state civil penalties, the sixth and final installment due in the third quarter of 2027.

Item 1A. Risk Factors.
The risk factors contained in Item 1A. Risk Factors of the 2025 Annual Report and Part II Item 1A. Risk Factors of our Quarterly Report for the three months ended June 30, 2026 are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.

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

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 30, 2026	—	$—	—	$33,991,832
August 1 - August 30, 2026	—	$—	—	$33,991,832
September 1 - September 30, 2026	7,007	$29.92	7,007	$33,782,159
Total	7,007		7,007
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosure.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Summit Midstream Corporation
(Registrant)

November 9, 2026	/s/ WILLIAM J. MAULT
William J. Mault, Executive Vice President and Chief Financial Officer (Principal Financial Officer)